Form 10-Q
period 2024-03-31
Helix Acquisition Corp. II
filed 2024-05-15
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41955

HELIX ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cormorant Asset Management, LP

200 Clarendon Street, 52nd Floor

Boston, MA 02116

(Address of principal executive offices)

(857) 702-0370

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary share, par value $0.0001 per share	HLXB	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 15, 2024, there were 18,400,000 Class A ordinary shares, $0.0001 par value and 4,600,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELIX ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,843,598	$—
Prepaid expense	16,283	—
Short-term prepaid insurance	249,840	—
Total current assets	2,109,721	—
Deferred offering costs	—	332,894
Long-term prepaid insurance	212,508
Marketable securities held in Trust Account	185,206,515	—
TOTAL ASSETS	$187,528,744	$332,894

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$311,368
Accrued expenses	23,333	15,000
Promissory note – related party	—	70,095
Total current liabilities	23,333	396,463
Deferred underwriting fee	5,520,000	—
TOTAL LIABILITIES	5,543,333	396,463

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 18,400,000 shares at redemption value of $10.07 per share as of March 31, 2024 and none at December 31, 2023	185,206,515	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 509,000 and 0 shares issued and outstanding (excluding 18,400,000 and 0 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	51	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,600,000 shares issued and outstanding at March 31, 2024 and December 31, 2023(1)	460	460
Additional paid-in capital	—	24,540
Accumulated deficit	(3,221,615)	(88,569)
TOTAL SHAREHOLDERS’ DEFICIT	(3,221,104)	(63,569)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$187,528,744	$332,894

(1)

On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$66,701	$—
Loss from operations	(66,701)	—

Other income (expense):
Share-based compensation expense	(39,372)	—
Interest earned on marketable securities held in Trust Account	1,206,515	—
Other income, net	1,167,143	—

Net income	$1,100,442	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares	9,874,700	—

Basic and diluted net income per share, Class A ordinary shares	$0.08	$—

Basic weighted average shares outstanding, Class B ordinary shares (1) (2)	4,313,333	4,000,000

Basic net income per share, Class B ordinary shares	$0.08	$—

Diluted weighted average shares outstanding, Class B ordinary shares (1) (2)	4,600,000	4,000,000

Diluted net income per share, Class B ordinary shares	$0.08	$—

(1)	At March 31, 2023, excludes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	4,600,000	$460	$24,540	$(88,569)	$(63,569)
Sale of 509,000 Private Placement Shares	509,000	51	—	—	5,089,949	—	5,090,000
Allocated value of transaction costs to private shares	—	—	—	—	(22,096)	—	(22,096)
Share-based compensation expense	—	—	—	—	39,372	—	39,372
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(5,131,765)	(4,233,488)	(9,365,253)
Net income	—	—	—	—	—	1,100,442	1,100,442

Balance – March 31, 2024(2)	509,000	$51	4,600,000	$460	$—	$(3,221,615)	$(3,221,104)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	4,600,000	$460	$24,540	$(46,877)	$(21,877)
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2023(1)	—	$—	4,600,000	$460	$24,540	$(46,877)	$(21,877)

(1)	Includes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,100,442	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,206,515)	—
Non-cash accrued offering costs adjustment	(81,000)
Share-based compensation expense	39,372
Changes in operating assets and liabilities:
Prepaid expense	(16,283)	—
Short-term prepaid insurance	(249,840)	—
Long-term prepaid insurance	(212,508)	—
Accrued expenses	8,333	—
Net cash used in operating activities	(617,999)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(184,000,000)	—
Net cash used in investing activities	(184,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares, net of underwriting discounts paid	182,160,000	—
Proceeds from sale of Private Placement Shares	5,090,000	—
Repayment of promissory note – related party	(209,853)	—
Payment of offering costs	(578,550)	—
Net cash provided by financing activities	186,461,597	—

Net Change in Cash	1,843,598	—
Cash – Beginning of period	—	—
Cash – End of period	$1,843,598	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor through promissory note	$139,758	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Helix Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination but intends to focus on healthcare and healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from June 15, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2024. On February 13, 2024, the Company consummated the Initial Public Offering of 18,400,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,400,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $184,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 509,000 Class A ordinary shares (the “Private Placement Shares”) to Helix Holdings II, LLC (the “Sponsor”) at a price of $10.00 per Private Placement Share, or $5,090,000 in the aggregate, which is described in Note 4.

Transaction costs amounted to $8,180,834, consisting of $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee (see additional discussion on Note 6), and $820,834 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of Nasdaq require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post transaction company in which the Public Shareholders (as defined below) own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on February 13, 2024, an amount of $184,000,000 ($10.00 per Share) from the net proceeds of the sale of the Public Shares and the sale of the Private Placement Shares was placed in the trust account (“Trust Account”), and either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares (as defined below), Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account (less taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

The Company will have until (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation as the Company’s board of directors may approve, in which the Company must complete an initial Business Combination or (ii) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Completion Window”). However, if the Company has not completed a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, the Public Shares acquired by affiliates of the Sponsor in the Initial Public Offering, and any other Public Shares that the Sponsor or its affiliates may acquire thereafter, will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses, provided that this liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on February 13, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 20, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of other income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,843,598 and nil in cash as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents as of such dates.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. For the three months ended March 31, 2024, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2023, there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to the Public Shares were charged to temporary equity.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At March 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$184,000,000
Less:
Class A ordinary shares issuance costs	(8,158,738)
Plus:
Accretion of carrying value to redemption value	9,365,253
Class A ordinary shares subject to possible redemption, March 31, 2024	$185,206,515

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class A and Class B ordinary shares outstanding for the period. Class A and Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$765,894	$334,547	$—	$—
Denominator
Weighted-average shares outstanding(1)	9,874,700	4,313,333	—	4,000,000
Basic net income per share	$0.08	$0.08	$—	$—

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$750,726	$349,716	$—	$—
Denominator
Weighted-average shares outstanding(1)	9,874,700	4,600,000	—	4,000,000
Diluted net income per share	$0.08	$0.08	$—	$—

(1)	At March 31, 2023, excludes an aggregate of 600,000 Class B ordinary shares that are subject to forfeiture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 18,400,000 Public Shares, which includes a full exercise by the underwriter of their over-allotment option in the amount of 2,400,000 Public Shares, at a price of $10.00 per Public Share.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 509,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $5,090,000. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering and are held in the Trust Account.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2021, Sponsor paid $25,000 to cover certain offering and formation costs of the Company in exchange for 2,875,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Shares). On November 29, 2023, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna and John Schmid, and to the Company’s advisor, Andrew Phillips. On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 shares, resulting in the Sponsor holding a total of 4,222,500 Founder Shares. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 shares, resulting in the Sponsor holding a total of 4,510,000 Founder Shares and the Company’s two independent directors and one advisor (together with the Sponsor, the “Insiders”) each holding 30,000 Founder Shares, which were retroactively presented on the financial statements, with up to 600,000 Founder Shares held by the Sponsor subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On February 11, 2024, the underwriter of the Initial Public Offering delivered the Company a notice of its intention to fully exercise the over-allotment option and on February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter purchased the additional 2,400,000 Public Shares at a price of $10.00 per Public Share. Accordingly, the Founder Shares are no longer subject to forfeiture.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The Insiders have each agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The sale or allocation of the Founder Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 Founder Shares transferred to the Company’s independent directors and advisor on November 29, 2023 is $309,600 or $3.44 per share. The Founder Shares were granted subject to a service condition, (i.e., being part of the Company at the date of the Initial Public Offering through one year from the Initial Public Offering). Stock-based compensation will be recognized ratably from the date of the Initial Public Offering through the one-year anniversary of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the three months ended March 31, 2024 and 2023, the Company incurred $9,687 and $0 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, the Company had $0 and $70,095 outstanding under the Promissory Note, respectively. Borrowings under the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans have registration rights pursuant to a registration rights agreement dated as of February 8, 2024 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,400,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On February 11, 2024, the underwriter delivered the Company a notice of its intention to fully exercise the over-allotment option and on February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter purchased the additional 2,400,000 Public Shares at a price of $10.00 per Public Share.

The underwriter was entitled to an upfront cash underwriting discount of $0.10 per Public Share, or $1,840,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.30 per Public Share, or $5,520,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 there were 509,000 Class A ordinary shares issued and outstanding, excluding 18,400,000 Class A ordinary shares subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 4,600,000 Class B ordinary shares issued and outstanding.

Holders of record of Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except to vote to approve any transfer by way of continuation pursuant to the Company’s Amended and Restated Memorandum and Articles of Association or as required by law.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (including the forward purchase shares, but not the forward purchase agreements), excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2024, assets held in the Trust Account were comprised of $6 in cash and $185,206,509 in U.S. treasury bills. During the three months ended March 31, 2024, the Company did not withdraw any interest income from the Trust Account. At December 31, 2023, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account held (Matures on May 16, 2024)	1	$185,206,515	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Helix Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of any Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on June 15, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $1,100,442, which consisted of interest earned on marketable securities held in the Trust Account of $1,206,515, partially offset by formation and operational costs of $66,701 and share-based compensation expense of $39,372.

For the three months ended March 31, 2023, we had no net income (loss).

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On February 13, 2024, we consummated the Initial Public Offering of 18,400,000 Class A ordinary shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,400,000 Class A ordinary shares, at $10.00 per Class A ordinary share, generating gross proceeds of $184,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 509,000 Private Placement Shares to the Sponsor, at a price of $10.00 per Private Placement Share, generating gross proceeds of $5,090,000.

Following the Initial Public Offering and the private placements, a total of $184,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $8,180,834 in Initial Public Offering related costs, including $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee and $820,834 of other offering costs.

For the three months ended March 31, 2024, cash used in operating activities was $617,999. Net income of $1,100,442 was affected by interest earned on marketable securities held in the Trust Account of $1,206,515, non-cash accrued offering costs adjustment of $81,000, and share-based compensation of $39,372. Changes in operating assets and liabilities used in $470,298 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $0.

As of March 31, 2024, we had marketable securities held in the Trust Account of $185,206,515 (including approximately $1,206,515 of interest income). The Trust Account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,843,598. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement shares of the post Business Combination entity at a price of $10.00 per private placement share at the option of the lender. Such shares would be identical to the Private Placement Shares.

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial Business Combination, which we have 24 months from the consummation of the Initial Public Offering to complete. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services. We began incurring these fees on February 8, 2024 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of 3.0%, or $5,520,000 in the aggregate, of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting commission. At our sole and absolute discretion, up to $500,000 of this amount may be paid to third parties that assist us in consummating our initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. As of March 31, 2024, the fair value of marketable securities held in Trust Account amounts to $185,206,515.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on February 13, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2021, the Sponsor made a capital contribution of $25,000, or approximately $0.009 per share, to cover certain of the Company’s expenses, for which the Company issued 2,875,000 Founder Shares to the Sponsor. On November 29, 2023, the Sponsor transferred 30,000 Founder Shares to each of our independent directors, Mark McKenna and John Schmid, and to our advisor, Andrew Phillips. On February 1, 2024, the Company effected a share capitalization of 1,437,500, resulting in the Sponsor holding 1,437,500 Founder Shares. On February 8, 2024, we effected a share capitalization of 287,500, resulting in the Sponsor holding 4,510,000 Founder Shares. The Founder Shares included an aggregate of 600,000 shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriter’s election to fully exercise its over-allotment option on February 9, 2024, no Founder Shares were forfeited.

18,400,000 Class A ordinary shares, which included the full exercise by the underwriter of its over-allotment option in the amount of 2,400,000 Class A ordinary shares, at $10.00 per Class A ordinary share, generating gross proceeds of $184,000,000.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 509,000 Private Placement Shares, at a price of $10.00 per Private Placement Share, or $5,090,000 in the aggregate, in a private placement.

Transaction costs amounted to $8,180,834 consisting of $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee, and $820,834 of other offering costs.

After deducting the underwriting fees (excluding the deferred portion of $5,520,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the private placement was $186,496,493, of which $184,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association.(1)
10.1	Letter Agreement, dated February 8, 2024, among the Company, Helix Holdings LLC and each of the officers, directors and advisor of the Company. (1)
10.2	Investment Management Trust Agreement, dated February 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 8, 2024, among the Company, Helix Holdings II LLC and the Holders signatory thereto. (1)
10.4	Private Placement Class A Ordinary Shares Purchase Agreement, dated February 8, 2024, between the Company and Helix Holdings II LLC. (1)
10.5	Administrative Services and Indemnification Agreement, dated February 8, 2024, between the Company and Helix Holdings II LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41955, filed with the Securities and Exchange Commission on February 14, 2024) and incorporated by reference herein.

PART III. SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ACQUISITION CORP. II

Date: May 15, 2024	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)