Form 10-Q
period 2024-06-30
Helix Acquisition Corp. II
filed 2024-08-14
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 18,909,000 Class A ordinary shares, $0.0001 par value and 4,600,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELIX ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,814,499	$—
Prepaid expense	11,307	—
Short-term prepaid insurance	249,840	—
Total current assets	2,075,646	—
Deferred offering costs	—	332,894
Long-term prepaid insurance	150,048
Marketable securities held in Trust Account	187,648,794	—
TOTAL ASSETS	$189,874,488	$332,894

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$311,368
Accrued expenses	79,141	15,000
Promissory note – related party	—	70,095
Total current liabilities	79,141	396,463
Deferred underwriting fee	5,520,000	—
TOTAL LIABILITIES	5,599,141	396,463

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 18,400,000 shares at redemption value of $10.20 per share as of June 30, 2024 and 0 shares at December 31, 2023	187,648,794	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 509,000 and 0 shares issued and outstanding (excluding 18,400,000 and 0 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	51	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,600,000 shares issued and outstanding at June 30, 2024 and December 31, 2023(1)	460	460
Additional paid-in capital	—	24,540
Accumulated deficit	(3,373,958)	(88,569)
TOTAL SHAREHOLDERS’ DEFICIT	(3,373,447)	(63,569)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$189,874,488	$332,894

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$152,343	$—	$219,044	$—
Loss from operations	(152,343)	—	(219,044)	—

Other income (expense):
Share-based compensation expense	(77,400)	—	(116,772)	—
Interest earned on marketable securities held in Trust Account	2,442,279	—	3,648,794	—
Total other income (expense), net	2,364,879	—	3,532,022	—

Net income	$2,212,536	$—	$3,312,978	$—

Basic weighted average shares outstanding, Class A ordinary shares	18,909,000	—	14,416,807	—

Basic net income per share, Class A ordinary shares	$0.09	$—	$0.18	$—

Diluted weighted average shares outstanding, Class A ordinary shares	18,909,000	—	14,416,807	—

Diluted net income per share, Class A ordinary shares	$0.09	$—	$0.17	$—

Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	4,600,000	4,000,000	4,457,459	4,000,000

Basic net income per share, Class B ordinary shares	$0.09	$—	$0.18	$—

Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	4,600,000	4,000,000	4,600,000	4,000,000

Diluted net income per share, Class B ordinary shares	$0.09	$—	$0.17	$—

(1)	As of June 30, 2023, excludes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter fully exercised its over-allotment option, and accordingly, the 600,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024(1)	—	$—	4,600,000	$460	$24,540	$(88,569)	$(63,569)
Sale of 509,000 Private Placement Shares	509,000	51	—	—	5,089,949	—	5,090,000
Allocated value of transaction costs to private shares	—	—	—	—	(22,096)	—	(22,096)
Share-based compensation expense	—	—	—	—	39,372	—	39,372
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(5,131,765)	(4,233,488)	(9,365,253)
Net income	—	—	—	—	—	1,100,442	1,100,442
Balance – March 31, 2024 (unaudited)(2)	509,000	51	4,600,000	460	—	(3,221,615)	(3,221,104)
Share-based compensation expense	—	—	—	—	77,400	—	77,400
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(77,400)	(2,364,879)	(2,442,279)
Net income	—	—	—	—	—	2,212,536	2,212,536

Balance – June 30, 2024 (unaudited)(2)	509,000	$51	4,600,000	$460	$—	$(3,373,958)	$(3,373,447)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	4,600,000	$460	$24,540	$(46,877)	$(21,877)
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2023 (unaudited)(1)	—	—	4,600,000	460	24,540	(46,877)	(21,877)
Net loss	—	—	—	—	—	—	—

Balance – June 30, 2023 (unaudited)(1)	—	$—	4,600,000	$460	$24,540	$(46,877)	$(21,877)

(1)	Includes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter fully exercised its over-allotment option, and accordingly, the 600,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,312,978	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,648,794)	—
Non-cash accrued offering costs adjustment	(81,000)
Share-based compensation expense	116,772
Changes in operating assets and liabilities:
Prepaid expense	(11,307)	—
Short-term prepaid insurance	(249,840)	—
Long-term prepaid insurance	(150,048)	—
Accrued expenses	64,141	—
Net cash used in operating activities	(647,098)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(184,000,000)	—
Net cash used in investing activities	(184,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares, net of underwriting discounts paid	182,160,000	—
Proceeds from sale of Private Placement Shares	5,090,000	—
Repayment of promissory note – related party	(209,853)	—
Payment of offering costs	(578,550)	—
Net cash provided by financing activities	186,461,597	—

Net Change in Cash	1,814,499	—
Cash – Beginning of period	—	—
Cash – End of period	$1,814,499	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor through promissory note	$139,758	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from June 15, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on February 13, 2024, an amount of $184,000,000 ($10.00 per Share) from the net proceeds of the sale of the Public Shares and the sale of the Private Placement Shares, after deducting $1,840,000 in underwriting discounts and commissions paid upon the closing of the Initial Public Offering and an aggregate of $3,250,000 to pay fees and expenses in connection with the closing of the Initial Public Offering and for working capital following the closing, was placed in the trust account (“Trust Account”), and either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

JUNE 30, 2024

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

JUNE 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on February 13, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 20, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of other income and expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,814,499 and $0 in cash as of June 30, 2024 and December 31, 2023, respectively, and no cash equivalents as of such dates.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statements of operations. As of June 30, 2024, the Company has not withdrawn any interest earned on the Trust Account. As of December 31, 2023, there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to the Public Shares were charged to temporary equity.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At June 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$184,000,000
Less:
Class A ordinary shares issuance costs	(8,158,738)
Plus:
Accretion of carrying value to redemption value	11,807,532
Class A ordinary shares subject to possible redemption, June 30, 2024	$187,648,794

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was $0 for the periods presented.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A and Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A and Class B ordinary shares, by the weighted average number of Class A and Class B ordinary shares outstanding for the period. Class A and Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share
Numerator:
Allocation of net income	$1,779,610	$432,926	$—	$—	$2,530,566	$782,412	$—	$—
Denominator:
Basic weighted average shares outstanding(1)	18,909,000	4,600,000	—	4,000,000	14,416,807	4,457,459	—	4,000,000
Basic net income per share	$0.09	$0.09	$—	$—	$0.18	$0.18	$—	$—

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per share
Numerator:
Allocation of net income	$1,779,610	$432,926	$—	$—	$2,511,598	$801,380	$—	$—
Denominator:
Diluted weighted average shares outstanding(1)	18,909,000	4,600,000	—	4,000,000	14,416,807	4,600,000	—	4,000,000
Diluted net income per share	$0.09	$0.09	$—	$—	$0.17	$0.17	$—	$—

(1)	At June 30, 2023, excludes an aggregate of 600,000 Class B ordinary shares that are subject to forfeiture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the combined statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Insiders have each agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The sale or allocation of the Founder Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 Founder Shares transferred to the Company’s independent directors and advisor on November 29, 2023 is $309,600 or $3.44 per share. The Founder Shares were granted subject to a service condition (i.e., being part of the Company at the date of the Initial Public Offering through one year from the Initial Public Offering). Stock-based compensation will be recognized ratably from the date of the Initial Public Offering through the one-year anniversary of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the three and six months ended June 30, 2024, the Company incurred $19,374 and $29,061 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2023, the Company did not incur any such fees for these services.

Promissory Note — Related Party

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, the Company had $0 and $70,095 outstanding under the Promissory Note, respectively. Borrowing under the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans.

HELIX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024, there were 509,000 Class A ordinary shares issued and outstanding, excluding 18,400,000 Class A ordinary shares subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 4,600,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2024

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

At June 30, 2024, assets held in the Trust Account were comprised of $322 in cash and $187,648,472 in U.S. treasury bills. As of June 30, 2024, the Company did not withdraw any interest income from the Trust Account. At December 31, 2023, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account held (Matures on August 15, 2024)	1	$187,648,794	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $2,212,536, which consisted of interest earned on marketable securities held in the Trust Account of $2,442,279, partially offset by general and administrative expenses of $152,343 and share-based compensation expense of $77,400.

For the six months ended June 30, 2024, we had a net income of $3,312,978, which consisted of interest earned on marketable securities held in the Trust Account of $3,648,794, partially offset by general and administrative expenses of $219,044 and share-based compensation expense of $116,772.

For the three and six months ended June 30, 2023, we had no net income (loss).

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

Following the Initial Public Offering and the private placement, a total of $184,000,000 ($10.00 per Share) was placed in the Trust Account. We incurred $8,180,834 in Initial Public Offering related costs, including $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee and $820,834 of other offering costs.

For the six months ended June 30, 2024, cash used in operating activities was $647,098. Net income of $3,312,978 was affected by interest earned on marketable securities held in the Trust Account of $3,648,794, non-cash accrued offering costs adjustment of $81,000, and share-based compensation of $116,772. Changes in operating assets and liabilities used $347,054 of cash for operating activities.

For the six months ended June 30, 2023, there were no cash flows in operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $187,648,794 (including approximately $3,648,794 of interest income). The Trust Account is either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,814,499. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bill. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. As of June 30, 2024, the fair value of marketable securities held in Trust Account amounts to $187,648,794.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

HELIX ACQUISITION CORP. II

Date: August 14, 2024	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)