Form 10-K
period 2024-12-31
Helix Acquisition Corp. II
filed 2025-03-11
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-41955

HELIX ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Cormorant Asset Management, LP
200 Clarendon Street, 52nd Floor
Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 702-0370

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	HLXB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and file such reports). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $163,520,000, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the Nasdaq Global Market (“Nasdaq”).

As of March 10, 2025, there were 18,909,000 of the registrant’s Class A ordinary shares, $0.0001 par value and 4,600,000 of the registrant’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with BBOT (as defined herein), or any other initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

●	We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our Class A ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this report to “we,” “us” or the “Company” refer to Helix Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings II LLC, a Cayman Islands limited liability company.

Item 1. Business.

Introduction

We are a special purpose acquisition company incorporated in the Cayman Islands on June 15, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On June 19, 2021, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our offering and formation costs in exchange for 2,875,000 Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”). On November 29, 2023, our Sponsor transferred 30,000 founder shares to each of our independent directors, Mark McKenna and John Schmid, and to our advisor, Andrew Phillips. On February 1, 2024, the Company issued an additional 1,437,500 founder shares to our Sponsor. On February 8, 2024, the Company issued an additional 287,500 founder shares to our Sponsor, resulting in our Sponsor holding a total of 4,510,000 founder shares, with up to 600,000 founder shares subject to forfeiture depending on the extent to which the over-allotment option of the underwriter of the IPO (the “IPO underwriter”), as discussed in further detail below, was exercised.

On February 13, 2024, we consummated our IPO (the “IPO”) of 18,400,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), including the issuance of 2,400,000 Class A Ordinary Shares as a result of the IPO underwriter’s exercise in full of its over-allotment option. The Class A Ordinary Shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $184,000,000.

Simultaneously with the closing of the IPO, pursuant to a Private Placement Class A Ordinary Shares Purchase Agreement (the “Private Placement Shares Purchase Agreement”) between the Company and the Sponsor, the Company completed the private sale of 509,000 Class A Ordinary Shares (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of $5,090,000. The Private Placement Shares are identical to the Class A Ordinary Shares sold in the IPO, except that, so long as they are held by the Sponsor and its permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of a business combination and (ii) they are entitled to registration rights. Additionally, on February 13, 2024, three investment vehicles managed by Cormorant Asset Management, LP (“Cormorant” and, the investment vehicles managed by Cormorant, the “Cormorant Funds”) purchased 2,400,000 Class A ordinary shares in the IPO at the IPO price.

A total of $184,000,000 comprised of the net proceeds from the IPO and the sale of the Private Placement Shares was placed in the trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Class A Ordinary Shares sold in the IPO (the “Public Shares”) if the Company is unable to complete its initial business combination within 24 months from the closing of the IPO, subject to applicable law or (iii) the redemption of any of the Company’s Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Articles (the “Articles”) (A) to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s Public Shares if it does not complete its initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity.

On February 8, 2025, in connection with the appointment of Mr. Albert A. Holman, III to the board of directors, the Sponsor transferred 30,000 founder shares held by it to Mr. Holman.

Proposed Business Combination with BridgeBio Oncology Therapeutics

On February 28, 2025, we entered into a business combination agreement (the “BBOT Business Combination Agreement”, and the transactions contemplated thereby, including the Domestication and Merger, each as defined below, the “BBOT Business Combination”) with TheRas, Inc., a Delaware corporation (doing business as BridgeBio Oncology Therapeutics, “BBOT”) and Helix II Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained in the BBOT Business Combination Agreement (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will be merged with and into BBOT, as a result of which BBOT will be the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

BBOT is a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small molecule therapeutics targeting RAS and PI3Ka malignancies.

Consummation of the transactions contemplated by the BBOT Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the BBOT Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders, and the availability of a minimum amount of aggregate transaction proceeds.

Effecting Our initial business combination

General

As described above, we have entered into a definitive agreement for the proposed BBOT Business Combination. Unless otherwise stated, this Form 10-K does not assume the closing of the BBOT Business Combination. References to the term “initial business combination” in this section include the BBOT Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. If the BBOT Business Combination does not close, we may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, if the BBOT Business Combination does not close, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Shares, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by holders of our Public Shares (the “public shareholders”), we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, regulation or stock exchange rule we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Other than in connection with the BBOT Business Combination, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Selection of a Target Business and Structuring of Our initial business combination

The rules of The Nasdaq Stock Market LLC (“Nasdaq”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our Articles) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors indirectly own founder shares and/or Private Placement Shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Redemption Rights for Public Shareholders upon Completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination, including a general meeting to be held in connection with the BBOT Business Combination (the “BBOT Business Combination Shareholders Meeting”) or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Class A ordinary shares or seek to amend our Articles would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, including at the BBOT Business Combination Shareholders Meeting, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, which include our Sponsor and any other holders of founder shares immediately prior to the IPO, will count toward this quorum and, pursuant to a letter agreement (the “Letter Agreement”), our Sponsor, officers, directors and advisors have agreed to vote their founder shares, Private Placement Shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. The Cormorant Funds have agreed to vote the Class A ordinary shares they may purchase in the IPO in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and Private Placement Shares, we would need 6,645,501, or 36.1%, of the 18,400,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, the Private Placement Shares to be issued to our Sponsor are voted in favor of the transaction and the parties to the Letter Agreement do not acquire any Class A ordinary shares). Additionally, the Cormorant Funds purchased 2,400,000 Class A ordinary shares in the IPO, and assuming they will vote their Public Shares in favor of our initial business combination (which they will not be required to do), only 4,245,001 affirmative votes from other public shareholders would be required to approve our initial business combination. However, because the Cormorant Funds are not obligated to continue owning any Public Shares and are not obligated to vote any Public Shares in favor of our initial business combination, we cannot assure you that the Cormorant Funds will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how the Cormorant Funds will vote on any business combination. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Articles, vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

We will provide our public shareholders with the opportunity to redeem their Public Shares for cash at a per share price equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, upon the completion of our initial business combination, subject to the limitations and on the conditions described herein and in the registration statement relating to the IPO. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The Sponsor, our officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any Public Shares held by them in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target, such as the BBOT Business Combination Agreement, that requires us to have a certain amount of cash at the closing of our initial business combination.

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the IPO without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in IPO could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the IPO) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No initial business combination

Our Articles provide that we will have 24 months from the closing of the IPO or by such earlier liquidation date as the Company’s board of directors may approve (the “completion window”) to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any) subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Our Sponsor, officers and directors have entered into a letter agreement (“Letter Agreement”) with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted completion window.

The IPO underwriter has agreed to waive its rights to its deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares.

Our Sponsor, officers, and directors have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to limitations and on the conditions described herein. For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking shareholder approval of such proposal, and in connection therewith, provide our public shareholders with the redemption rights described above upon shareholder approval of such amendment.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees and Human Capital Resources

We currently have three officers: Bihua Chen, our Chief Executive Officer, Caleb Tripp, our Chief Financial Officer, and Nebojsa Obradovic, our Chief Legal Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 200 Clarendon Street, 52nd Floor Boston, MA 02116 or by telephone at (857) 702-0370.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our Class A Ordinary Shares. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Unless otherwise stated, the Risk Factors described below do not assume the closing of the BBOT Business Combination. References to the term “initial business combination” in this section include the BBOT Business Combination where context requires.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a business combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

While we plan to hold the BBOT Business Combination Shareholders Meeting to approve the BBOT Business Combination, we may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Shareholders May Not Have the Ability to Approve Our initial business combination” for additional information.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, our initial shareholders, management team and advisors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of December 31, 2024, our initial shareholders owned 4,600,000 founder shares, which represented 20% of our issued and outstanding ordinary shares.

Our initial shareholders, management team and advisors also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Articles provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and Private Placement Shares, we would need 6,645,501, or 36.1%, of the 16,000,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Additionally, Cormorant Funds purchased the 2,400,000 Class A ordinary shares in the IPO and assuming they will vote their Public Shares in favor of our initial business combination (which they will not be required to do), only 4,245,001 affirmative votes from other public shareholders would be required to approve our initial business combination. Assuming that only the holders of 6,828,334 of our issued and outstanding ordinary shares, representing a quorum under our Articles, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, management team and advisors to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The definitive agreement for our initial business combination, including the BBOT Business Combination Agreement, may contain a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, including the BBOT Business Combination Agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement, including the Business Combination Agreement, requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination, including BBOT, will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and the military conflict in Israel and Gaza), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent armed conflict between Israel and Hamas is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our Public Shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. An increasing number of special purpose acquisition companies (“SPACs”) have liquidated beginning in the second half of 2022 due to an inability to complete an initial business combination within their allotted time periods. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine and the military conflict in Israel and Gaza. If we are unable to complete our initial business combination within the completion window and we do not further extend such date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. Our Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.46 per Public Share, which is estimated as of December 31, 2024, or less than $10.00 per Public Share, on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares.

We have until the date that is 24 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our Articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders directors, officers, advisors and their affiliates may purchase Public Shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares in such transactions.

The purpose of any such transactions could be to increase the likelihood of obtaining shareholder approval of the business combination, or satisfy a closing condition in an agreement with a target, including the BBOT Business Combination Agreement, that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Shares are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combinations than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, including the vote on the Business Combination at the BBOT Business Combination Shareholders Meeting, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Shares if the BBOT Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

If the net proceeds of the IPO and the sale of the Private Placement Shares not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

$1,697,777 was available to us outside the Trust Account, as of December 31, 2024, to fund our working capital requirements. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the completion window, we cannot assure you that our estimate is accurate. If the BBOT Business Combination does not close, of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable and up to $100,000 of interest to pay dissolution expenses; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our Sponsor, Cormorant, directors and officers.

We have agreed to indemnify our Sponsor, Cormorant and our officers and directors to the fullest extent permitted by law. However, our Sponsor, Cormorant and our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our Sponsor, Cormorant and our officers and directors may discourage shareholders from bringing a lawsuit against our Sponsor, Cormorant and our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our Sponsor, Cormorant and our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

The proceeds held in the Trust Account may be held in cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Articles, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less taxes payable and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the BBOT Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a special purpose acquisition vehicle’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $10.46 per Public Share, which is based on estimates as of December 31, 2024, or less in certain circumstances. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the Trust Account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the BBOT Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to SPACs, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the end of the completion window before redemption from our Trust Account.

If we are unable to consummate our initial business combination, including the BBOT Business Combination, within the completion window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the healthcare or healthcare-related industries sector. Our Articles prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, including the BBOT Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if the BBOT Business Combination does not close, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A Ordinary Shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If the BBOT Business Combination does not close, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A ordinary shares will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 481,091,000 and 400,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business Combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial business combination, we may not, other than in connection with the conversion of Class B ordinary shares to Class A ordinary shares pursuant to our memorandum and articles of association, issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, approximately 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Shares issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete our initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional IPO and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional IPO, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, including the BBOT Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities including, without limitation, those described under “Management.”. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 19, 2021, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our offering and formation costs in exchange for 2,875,000 founder shares. On November 29, 2023, our Sponsor transferred 30,000 founder shares to each of our independent directors, Mark McKenna and John Schmid, and to our advisor, Andrew Phillips. On February 1, 2024, the Company issued an additional 1,437,500 founder shares to our Sponsor. On February 8, 2024, the Company issued an additional 287,500 founder shares to our Sponsor, resulting in our Sponsor holding a total of 4,510,000 founder shares immediately prior to the IPO, with up to 600,000 founder shares subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the IPO, the IPO underwriter fully exercised its over-allotment option, and accordingly, the 600,000 founder shares are no longer subject to forfeiture. On February 8, 2025, in connection with the appointment of Mr. Albert A. Holman, III to the board of directors, the Sponsor transferred 30,000 founder shares held by it to Mr. Holman.

Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 18,400,000 shares if the IPO underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 20% of the outstanding shares after the IPO. The founder shares may be worthless if we do not complete an initial business combination. In addition, simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 509,000 Private Placement Shares for an aggregate purchase price of $5,090,000, or $10.00 per share. The Private Placement Shares may also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

If the BBOT Business Combination does not close, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. Our proposed initial business combination, including the BBOT Business Combination, may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. In addition, our Articles requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of at least two-thirds of the shareholders who attend either in person or by proxy and vote thereon at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own approximately 20% of our ordinary shares upon the closing of the IPO (excluding the Private Placement Shares and assuming they do not purchase any shares in the IPO), will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Shares. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our Articles may only be amended by a special resolution passed by not less than 90% of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, only the Class B ordinary shares, all of which are held by our initial shareholders, shall carry the right to a vote to transfer the Company by way of continuation in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares). This provision of our Articles may only be amended by a special resolution passed by at least two-thirds of our ordinary shares present either in person or by proxy and entitled to vote thereon at a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor owns 19.04% of our issued and outstanding ordinary shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by Ms. Chen, who is a US citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our Articles, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled with, GAAP or international financial reporting standards as issued by IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

In recent years, the number of SPACs that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, including the BBOT Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction, which may result in taxes imposed on our shareholders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of our ordinary shares after the reincorporation.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management — Officers, Directors and Director Nominees.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholder Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our Letter Agreement with our Sponsor, officers, directors and advisors may be amended without shareholder approval.

Our Letter Agreement with our Sponsor, officers, directors and advisors contain provisions relating to transfer restrictions of our founder shares and Private Placement Shares, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the IPO prospectus will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Nasdaq may delist our Class A ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares are listed on Nasdaq. We cannot assure you that our Class A ordinary shares will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our Class A ordinary shares from trading on its exchange and we are not able to list our Class A ordinary shares on another national securities exchange, we expect our Class A ordinary shares could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Class A ordinary shares;

●	reduced liquidity for our Class A ordinary shares;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Class A ordinary shares;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A ordinary shares will be listed on Nasdaq, our Class A ordinary shares will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our Class A ordinary shares, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The grant of registration rights to our initial shareholders and holders of our Private Placement Shares may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our Private Placement Shares and their permitted transferees can demand that we register the Private Placement Shares and the Class A ordinary shares and holders of Private Placement Shares that may be issued upon conversion of working capital loans may demand that we register such shares or the Class A ordinary shares issuable upon exercise of such loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Shares or holders of our working capital loans or their respective permitted transferees are registered.

Our initial shareholders have paid an aggregate of $25,000, or approximately $0.009 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share and the pro forma net tangible book value per share of our Class A ordinary shares after the IPO constitutes the dilution to you and the other investors in the IPO. Our initial shareholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the IPO you and the other public shareholders will incur an immediate and substantial dilution of approximately 105.9% (or $10.59 per share, assuming no exercise of the underwriter’s over-allotment option), the difference between the pro forma net tangible book value per share after the IPO of $(0.59) and the initial offering price of $10.00 per share. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our Class A ordinary shares at an offering price of $10.00 per Class A ordinary shares and the amount in our Trust Account was initially $10.00 per public share, implying an initial value of $10.00 per Public Share. However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into Public Shares.

The following table shows the public shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $155,200,000 (which is the amount we would have in the Trust Account for our initial business combination assuming the underwriter’s over-allotment option is not exercised and following payment of the underwriter’s deferred fee), (ii) no interest is earned on the funds held in the Trust Account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the trading price of our Class A ordinary shares, (ii) the initial business combination transaction costs (other than the payment of $4,800,000 of deferred underwriting commissions), (iii) any equity issued or cash paid to the target’s sellers, (iv) any equity issued to other third party investors, or (v) the target’s business itself.

Public Shares	16,000,000
Private Placement Shares	485,000
Founder shares	4,000,000
Total shares	20,485,000
Total funds in trust available for initial business combination	$155,200,000
Public shareholders’ investment per Class A ordinary share	$10.00
Sponsor’s investment per Class B ordinary share(1)	$0.006
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination(2)	$7.58

(1)	The total investment in the equity of the company by the Sponsor consists of $25,000 paid by the Sponsor for the founder shares. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(2)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.58 per share upon completion of our initial business combination, representing an approximately 24.2% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.58 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each founder share. At $7.58 per Class A ordinary share, the 4,485,000 Class A ordinary shares that the Sponsor would own upon completion of our initial business combination (after automatic conversion of the 4,000,000 founder shares) would have an aggregate implied value of $33,996,300. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $1.09 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their Public Shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding after the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our and our management team’s control, and our shareholders may experience losses on their investment in our securities.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”) of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”). Because we are a blank check company with no current active business prior to our initial business combination, and based upon the composition of our income and assets, and upon a review of our financial statements, we believe that we likely will not qualify for the start-up exception and that we have been a PFIC since our first taxable year and will likely be considered a PFIC for the foreseeable future. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On April 12, 2024, the Treasury published proposed regulations clarifying many aspects of the Excise Tax, including that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made generally are not subject to the Excise Tax. The interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued. However, there can be no assurance that final Treasury regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable to us if we were to become a “covered corporation” in the future.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemptions of our stock in connection with our liquidation if we fail to consummate an initial business combination. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming final and additional proposed regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. If we were to become a “covered corporation” in the future, the imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For example, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given, provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, as noted in Item 1A. Risk Factors of this Annual Report. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

Item 2. Properties.

We maintain executive offices at 200 Clarendon Street, 52nd Floor, Boston, MA 02116 provided by our Sponsor as our executive offices at a cost of $6,458 per month. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A ordinary shares are listed on Nasdaq under the symbol “HLXB”.

Holders

As of December 31, 2024, there were two holders of record of our Class A ordinary shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A ordinary shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on June 15, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $7,599,512, which consisted of interest earned on marketable securities held in the Trust Account of $8,449,291 and interest earned on bank deposits of $6,182, partially offset by general and administrative expenses of $584,389 and share-based compensation expense of $271,572.

For the year ended December 31, 2023, we had net income loss of $41,692, which consisted of formation and operational costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On February 13, 2024, we consummated the IPO of 18,400,000 Class A ordinary shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,400,000 Class A ordinary shares, at $10.00 per Class A ordinary share, generating gross proceeds of $184,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 509,000 Private Placement Shares to the Sponsor, at a price of $10.00 per Private Placement Share, generating gross proceeds of $5,090,000.

Following the IPO and the private placement, a total of $184,000,000 ($10.00 per Share) was placed in the Trust Account. We incurred $8,180,834 in IPO related costs, including $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee and $820,834 of other offering costs.

For the year ended December 31, 2024, cash used in operating activities was $763,820. Net income of $7,599,512 was affected by interest earned on marketable securities held in the Trust Account of $8,449,291, non-cash accrued offering costs adjustment of $81,000, and share-based compensation of $271,572. Changes in operating assets and liabilities used $104,613 of cash for operating activities.

For the year ended December 31, 2023, there was $0 cash used in operating activities. Net loss of $41,692 was affected by formation and operation expenses paid by Sponsor of $26,692 and changes in operating assets and liabilities which provided $15,000 for operating activities.

As of December 31, 2024, we had marketable securities held in the Trust Account of $192,449,291 (including $8,449,291 of interest income). The Trust Account is either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024 and 2023, we had cash of $1,697,777 and $0, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services.

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

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial business combination, which we have 24 months from the consummation of the IPO to complete. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have determined that mandatory liquidation, should the initial business combination not occur by February 14, 2026, and potential subsequent dissolution, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred underwriting commission of 3.0%, or $5,520,000 in the aggregate, of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting commission. At our sole and absolute discretion, up to $500,000 of this amount may be paid to third parties that assist us in consummating our initial business combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We did not identify any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Recent Developments

The Appointment of Mr. Holman

On February 8, 2025, Mr. Holman was appointed to serve as a Class III director with a term expiring at the Company’s third annual meeting of shareholders. Following the appointment, Mr. Holman serves on the Audit Committee. In connection with his appointment to the Board, the Sponsor transferred 30,00 founder shares held by it to Mr. Holman.

In connection with this appointment, on February 8, 2025, Mr. Holman entered into an Indemnity Agreement, a Joinder to the Registration and Rights Agreement and a Letter Agreement in substantially the same forms as the respective agreements that the Company and the other directors entered into at the time of the Company’s initial public offering.

The BBOT Business Combination Agreement

On February 28, 2025, the Company entered into the BBOT Business Combination Agreement by and among the Company, BBOT, and Merger Sub. The BBOT Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation, and (ii) following the Domestication, Merger Sub will be merged with and into BBOT, as a result of which BBOT will be the surviving company and a wholly-owned subsidiary of the Company. The consummation of the Merger is referred to as the “Closing” and the date of the Closing is referred to as the “Closing Date.”

The Domestication

The Domestication will occur on the day that is one business day prior to the Closing Date. Upon the Domestication, it is anticipated that the Company will change its name to “BridgeBio Oncology Therapeutics, Inc.” and is referred to herein as “PubCo” as of the time following the Domestication.

Immediately prior to the Domestication, (1) the Company will effect the redemption of Public Shares validly submitted for redemption and not withdrawn, (2) the Sponsor will forfeit the Sponsor Forfeited Shares (as defined below), and (3) each holder of each issued and outstanding Class B ordinary share (other than the Sponsor Forfeited Shares) will irrevocably and unconditionally elect to convert, on a one-for-one basis, each Class B ordinary share held by it into one Class A ordinary share (the “Class B Share Conversion”). At the effective time of the Domestication, each outstanding Class A ordinary share (not including Public Shares validly submitted for redemption nor the Sponsor Forfeited Shares, but including Class A ordinary shares issued upon the Class B Share Conversion) will convert into one share of domesticated common stock, par value $0.0001 per share, of PubCo (the “PubCo Common Stock”).

The Merger

On the day of the Closing, the Merger will occur. At the effective time of the Merger, each share of BBOT’s capital stock that is issued and outstanding immediately prior to the Merger (not including treasury shares and dissenting shares) will be automatically canceled and converted into the right to receive the corresponding number of shares of PubCo Common Stock equal to the Consideration Ratio (as defined below).

Additionally, at the effective time of the Merger, each outstanding BBOT stock option will become an option of PubCo containing the same terms, conditions, vesting and other provisions as are currently applicable to such BBOT stock options, provided that each option will be exercisable for the number of shares of PubCo Common Stock equal to the Consideration Ratio multiplied by the number of shares of BBOT common stock subject to the option as of immediately prior to the effective time of the Merger, rounded down to the nearest whole share, at an exercise price equal to the per share exercise price of the BBOT option divided by the Consideration Ratio, rounded up to the nearest whole cent.

Consideration and Structure

The “Aggregate Merger Consideration” to be issued to BBOT stockholders in connection with the Merger will be determined by dividing (a) $461,051,546 (the “Equity Value”) by (b) the price (the “Redemption Price”) at which each Class A ordinary share may be redeemed in connection with the BBOT Business Combination. The “Consideration Ratio” is the number of shares of PubCo Common Stock to be issued in exchange for issued and outstanding BBOT capital stock upon the Merger, and is equal to the quotient obtained by dividing (x) the Aggregate Merger Consideration by the Aggregate Fully Diluted Company Shares, as defined in the BBOT Business Combination Agreement.

Conditions to Closing

Under the BBOT Business Combination Agreement, the obligations of the parties to consummate the BBOT Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the BBOT Business Combination illegal or otherwise prohibiting its consummation; (ii) a registration statement on Form S-4 relating to the BBOT Business Combination (the “Registration Statement”) having been declared effective by the SEC under the Securities Act, no stop order suspending the effectiveness of the Registration Statement being in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement having been initiated or threatened in writing by the SEC; (iii) the approval and adoption of the BBOT Business Combination Agreement and transactions contemplated thereby by requisite vote of shareholders of the Company (the “Company Shareholder Approval”) and BBOT stockholders (the “BBOT Stockholder Approval”); (iv) the PubCo Common Stock having been approved for listing on the Nasdaq Stock Market LLC as set forth in the BBOT Business Combination Agreement; and (v) the size and composition of PubCo’s board of directors will be as set forth in the BBOT Business Combination Agreement.

The obligations of the Company and Merger Sub to consummate the BBOT Business Combination are further subject to additional conditions, including, among other things: (i) material compliance by BBOT with its agreements and covenants under the BBOT Business Combination Agreement; (ii) the truth and accuracy of the representations and warranties of BBOT, subject to customary bring-down standards; (iii) no Material Adverse Effect (as defined in the BBOT Business Combination Agreement) having occurred since the date of the BBOT Business Combination Agreement that is continuing; and (iv) the termination of certain agreements among BBOT and its stockholders.

The obligations of BBOT to consummate the BBOT Business Combination are further subject to additional conditions, including, among others,: (i) material compliance by the Company and Merger Sub with their respective agreements and covenants under the BBOT Business Combination Agreement; (ii) the truth and accuracy of the representations and warranties of the Company and Merger Sub, subject to customary bring-down standards; (iii) the execution of the Registration Rights Agreement and Lock-Up Agreements,; and (iv) the aggregate cash proceeds (the “Company Closing Cash”) from the Company’s trust account, together with the aggregate cash proceeds actually received from the PIPE Investments (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Company shareholders that exercise their redemption rights in connection with the BBOT Business Combination and prior to the payment of transaction expenses).

The foregoing description of the BBOT Business Combination Agreement does not purport to be complete and is qualified in its entirety by the full text of the BBOT Business Combination Agreement, a copy of which is included as Exhibit 2.1 to this Annual Report.

Other Agreements

The BBOT Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Helix Support Agreement

In connection with the execution of the BBOT Business Combination Agreement, on February 28, 2025, certain Company shareholders and Insiders (the “Helix Supporting Shareholders”), including the Sponsor, Cormorant funds each holding Class A ordinary shares, and the independent directors and an advisor of the Company each holding Class B ordinary shares (the “Helix Existing Investors”), entered into a support agreement with the Company and BBOT (the “Helix Support Agreement”). Under the Helix Support Agreement, among other things, each Helix Supporting Shareholder agreed to vote, at any meeting of the shareholders of the Company, and in any action by written consent of the shareholders of the Company, all of such Helix Supporting Shareholders’ Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Parent Proposals (as defined in the BBOT Business Combination Agreement), and any other matters necessary or reasonably requested by the Company for consummation of the Domestication, the Merger or any other transactions contemplated by the BBOT Business Combination Agreement and the approval of the Parent Proposals; (ii) against any Alternative Proposal or Alternative Transaction or any proposal relating to an Alternative Proposal or Alternative Transaction (as defined in the BBOT Business Combination Agreement, respectively); and (iii) in favor of any proposal sought by the Company to extend the deadline by which the Company must consummate its initial business combination. In addition, the Helix Support Agreement prohibits each Helix Supporting Shareholder from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by such Helix Supporting Shareholder except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; (c) the liquidation of the Company; (d) the written agreement of each of the terminating Helix Supporting Shareholder(s), the Company and BBOT with respect to terminating the rights and obligations under the Helix Support Agreement of a specific Helix Supporting Shareholder or a subset of Helix Supporting Shareholders; and (e) the written agreement of all Helix Supporting Shareholders, the Company and BBOT to terminate the Helix Support Agreement in its entirety. Pursuant to the Helix Support Agreement, each of Cormorant Funds and its permitted transferees irrevocably and unconditionally covenants and agrees not to submit any Class A ordinary shares owned by it for redemption in connection with the BBOT Business Combination. Additionally, the Sponsor and Helix Existing Investors will comply with their non-redemption obligations as specified in the Letter Agreement.

Further, if and only if the Company Closing Cash is less than $400,000,000, the Sponsor will forfeit a number of shares of PubCo Common Stock (the “Contribution Shares”) equal to (a) 3,360,000 multiplied by (b) one minus the number resulting from dividing (i) the Company Closing Cash by (ii) $400,000,000, with any fractional share rounded to the nearest whole number resulting from such product.

The foregoing description of the Helix Support Agreement does not purport to be complete and is qualified in its entirety by the full text of the Helix Support Agreement, a copy of which is included as Exhibit 10.7 to this Annual Report.

BBOT Written Consent and Support Agreements

Concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, BBOT obtained and delivered to Company the written consents of a sufficient number of shares of BBOT capital stock (the holders of such shares, the “BBOT Consenting Stockholders”) required to approve the BBOT Business Combination Agreement, each ancillary agreement to which BBOT is a party, and the BBOT Business Combination (the “BBOT Written Consent”).

The foregoing description of the BBOT Written Consent does not purport to be complete and is qualified in its entirety by the full text of the Form of Company Stockholder Written Consent, a copy of which is included as Exhibit L to the BBOT Business Combination Agreement, which is filed as Exhibit 2.1 to this Annual Report.

Additionally, concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, the Company BBOT, and certain stockholders of BBOT (the “BBOT Supporting Stockholders”) entered into a support agreement (the “BBOT Support Agreement”). Pursuant to the BBOT Support Agreement, each BBOT Supporting Stockholder (i) agreed that each existing investor rights agreement of BBOT will automatically terminate upon the Closing, (ii) agreed not to make any proposal or offer that constitutes an Alternative Transaction, among other things, and (iii) waived and agreed not to exercise any rights of appraisal or rights to dissent it may have in connection with the Merger.

The BBOT Support Agreement also prohibits the BBOT Supporting Stockholders from, among other things, selling, assigning or transferring any capital stock of BBOT held by the BBOT Supporting Stockholders except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; and (c) the written agreement of all BBOT Supporting Stockholders, the Company and BBOT to terminate the agreement in its entirety.

The foregoing description of the BBOT Support Agreement does not purport to be complete and is qualified in its entirety by the full text of the BBOT Support Agreement, a copy of which is included as Exhibit 10.8 to this Annual Report.

Subscription Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including Cormorant and other existing shareholders of the Company (collectively, the “PIPE Investors”), pursuant to which, among other things, PubCo agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of approximately $260,000,000 of PubCo Common Stock (the “PIPE Shares”), at a purchase price equal to the Redemption Price (the “PIPE Investments”). Existing Company shareholders subscribed for approximately $188,000,000 of the PIPE Investments, which includes Cormorant Funds’ subscription for an aggregate of $75,000,000 of PIPE Investments.

The obligations of each party to consummate the PIPE Investments are conditioned upon, among other things, (i) the PubCo Common Stock having been approved for listing on Nasdaq Stock Market LLC; (ii) all conditions precedent to the closing of the BBOT Business Combination set forth in Article IX of the BBOT Business Combination Agreement having been satisfied or waived; and (iii) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the PIPE Investment illegal or otherwise prohibiting its consummation.

Each of the Sponsor and each Helix Existing Investor agreed to elect to convert their Class B ordinary shares into Class A ordinary shares immediately prior to the Domestication and to waive their rights under the Articles to have their Class B ordinary shares converted into Class A ordinary shares at a ratio of greater than one-to-one.

In addition, pursuant to the Helix Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the Closing, forfeit and surrender to the Company such number of Class B ordinary shares (the “Sponsor Forfeited Shares”) held by the Sponsor equal to the quotient of (i) the difference between (A) the Redemption Price multiplied by 4,600,000 less (B) $46,000,000 divided by (ii) the Redemption Price.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the full text of the Form of Subscription Agreement, a copy of which is included as Exhibit 10.9 to this Annual Report.

Non-Redemption Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into non-redemption agreements with certain shareholders (the “Non-Redemption Agreements” and, such shareholders, the “Non-Redeeming Holders”), pursuant to which, among other things, each Non-Redeeming Holder irrevocably and unconditionally agreed, for the benefit of the Company, that neither it or its controlled affiliates will exercise any redemption rights under the Articles with respect to Class A ordinary shares held by such holder as of the date of the Non-Redemption Agreement (the “Non-Redeeming Shares”) at any meeting of the shareholders of the Company. The Non-Redeeming Holder also agreed to (i) not to transfer directly or indirectly the Non-Redeeming Shares held by it until earlier of (x) the Closing Date, (y) the termination of the BBOT Business Combination Agreement in accordance with its terms and (z) the termination of the Non-Redemption Agreement in accordance with its terms; and (ii) vote its Non-Redeeming Shares (A) in favor of the BBOT Business Combination Agreement, the Domestication and Merger and each other proposal brought by the Company in connection with the BBOT Business Combination and (B) in favor of any proposal brought by the Company to adjourn or postpone the shareholder’s meeting of the Company in connection with the BBOT Business Combination.

An aggregate of 450,900 Class A ordinary shares are subject to the Non-Redemption Agreements.

The foregoing description of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by the full text of the Form of Non-Redemption Agreement, a copy of which is included as Exhibit 10.10 to this Annual Report.

Lock-Up Agreement

In connection with the Closing, the Sponsor, Cormorant Funds and the Helix Existing Investors will enter into a lock-up agreement (the “Lock-Up Agreement”) with PubCo.

Pursuant to the Lock-Up Agreement, the Sponsor, Cormorant Funds, and each Helix Existing Investor will agree not to transfer (except for certain permitted transfers) any shares of PubCo Common Stock held by such holder after the Domestication until one year after the later of (i) the filing of the Form 10 Information (as defined in Rule 144(i)(3) of the Securities Act) with the SEC and (ii) the Closing Date.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the full text of the Form of Lock-Up Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report.

Amended and Restated Registration Rights Agreement

In connection with the Closing, PubCo, Sponsor, Cormorant Funds, the Helix Existing Investors, and certain former stockholders of BBOT will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, among other things, PubCo will agree that, within 30 calendar days following the Closing Date, PubCo will file with the SEC (at PubCo’s sole cost and expense) a registration statement registering the resale of certain shares of PubCo Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands.

The A&R Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the Helix Existing Investors in connection with the Company’s initial public offering. The A&R Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the A&R Registration Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities (as defined therein).

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Form of A&R Registration Rights Agreement, a copy of which is included as Exhibit 10.12 to this Annual Report.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

HELIX ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Helix Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Helix Acquisition Corp. II as of December 31, 2024 and 2023 the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Helix Acquisition Corp. II, as of December 31, 2024 and 2023, and the results of its operations and its cash flows for years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Helix Acquisition Corp. II in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Helix Acquisition Corp. II is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 10, 2025

PCAOB ID Number 100

HELIX ACQUISITION CORP. II

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash	$1,697,777	$—
Prepaid expense	2,160	—
Prepaid insurance – current portion	249,840	—
Total current assets	1,949,777	—
Deferred offering costs	—	332,894
Long-term prepaid insurance	25,128
Marketable securities held in Trust Account	192,449,291	—
TOTAL ASSETS	$194,424,196	$332,894

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$311,368
Accounts payable and accrued expenses	119,706	15,000
Due to related party	67,809	—
Promissory note – related party	—	70,095
Total current liabilities	187,515	396,463
Deferred underwriting fee	5,520,000	—
TOTAL LIABILITIES	5,707,515	396,463

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 18,400,000 shares at redemption value of $10.46 per share as of December 31, 2024 and 0 shares at December 31, 2023	192,449,291	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 509,000 and 0 shares issued and outstanding (excluding 18,400,000 and 0 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	51	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,600,000 shares issued and outstanding at December 31, 2024 and 2023(1)	460	460
Additional paid-in capital	—	24,540
Accumulated deficit	(3,733,121)	(88,569)
TOTAL SHAREHOLDERS’ DEFICIT	(3,732,610)	(63,569)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$194,424,196	$332,894

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor.

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$584,389	$41,692
Loss from operations	(584,389)	(41,692)

Other income (expense):
Share-based compensation expense	(271,572)	—
Interest earned on bank deposits	6,182	—
Interest earned on marketable securities held in Trust Account	8,449,291	—
Total other income	8,183,901	—

Net income (loss)	$7,599,512	$(41,692)

Basic weighted average shares outstanding, Class A ordinary shares	16,635,787	—

Basic net income per share, Class A ordinary shares	$0.36	$—

Diluted weighted average shares outstanding, Class A ordinary shares	16,635,787	—

Diluted net income per share, Class A ordinary shares	$0.36	$—

Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	4,527,869	4,000,000

Basic net income (loss) per share, Class B ordinary shares	$0.36	$(0.01)

Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	4,600,000	4,000,000

Diluted net income (loss) per share, Class B ordinary shares	$0.36	$(0.01)

(1)	As of December 31, 2023, excludes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter fully exercised its over-allotment option, and accordingly, the 600,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor.

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2022(1)	—	$—	4,600,000	$460	$24,540	$(46,877)	$(21,877)
Net loss	—	—	—	—	—	(41,692)	(41,692)
Balance – December 31, 2023(2)	—	$—	4,600,000	$460	$24,540	$(88,569)	$(63,569)
Sale of 509,000 Private Placement Shares	509,000	51	—	—	5,089,949	—	5,090,000
Allocated value of transaction costs to private shares	—	—	—	—	(22,096)	—	(22,096)
Share-based compensation expense	—	—	—	—	271,572	—	271,572
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(5,363,965)	(11,244,064)	(16,608,029)
Net income	—	—	—	—	—	7,599,512	7,599,512
Balance – December 31, 2024 (unaudited)(2)	509,000	$51	4,600,000	$460	$—	$(3,733,121)	$(3,732,610)

(1)	Includes an aggregate of up to 600,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter fully exercised its over-allotment option, and accordingly, the 600,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor.

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$7,599,512	$(41,692)
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operation expenses paid by Sponsor	—	26,692
Interest earned on marketable securities held in Trust Account	(8,449,291)	—
Non-cash accrued offering costs adjustment	(81,000)	—
Share-based compensation expense	271,572	—
Changes in operating assets and liabilities:
Prepaid expense	(2,160)	—
Short-term prepaid insurance	(249,840)	—
Long-term prepaid insurance	(25,128)	—
Due to related party	67,809	—
Accounts payable and accrued expenses	104,706	15,000
Net cash used in operating activities	(763,820)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(184,000,000)	—
Net cash used in investing activities	(184,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	182,160,000	—
Proceeds from sale of Private Placement Shares	5,090,000	—
Repayment of promissory note – related party	(209,853)	—
Payment of offering costs	(578,550)	—
Net cash provided by financing activities	186,461,597	—

Net Change in Cash	1,697,777	—
Cash – Beginning of period	—	—
Cash – End of period	$1,697,777	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor through promissory note	$139,758	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 15, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the Annual Report. The per-share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $1,697,777 and working capital of $1,762,262.

Until the consummation of an Initial Business Combination, the Company will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing an Initial Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by February 14, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2026.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,697,777 and $0 in cash as of December 31, 2024 and 2023, respectively, and no cash equivalents as of such dates.

Marketable Securities Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. As of December 31, 2024, the Company has $8,449,291 of interest earned in the Trust Account of which $7,358,108 was invested in marketable securities and $1,098,183 of accrued interest will be invested in marketable securities. As of December 31, 2024, the Company has not withdrawn any interest earned on the Trust Account. As of December 31, 2023, there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Private Placement Shares were charged to additional paid-in capital.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$184,000,000
Less:
Class A ordinary shares issuance costs	(8,158,738)
Plus:
Accretion of carrying value to redemption value	16,608,029
Class A ordinary shares subject to possible redemption, December 31, 2024	$192,449,291

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was $0 for the periods presented.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) per ordinary share by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$5,973,630	$1,625,882	$—	$(41,692)
Denominator:
Basic weighted average shares outstanding(1)	16,635,787	4,527,869	—	4,000,000
Basic net income (loss) per share	$0.36	$0.36	$—	$(0.01)

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$5,953,340	$1,646,173	$—	$(41,692)
Denominator:
Diluted weighted average shares outstanding(1)	16,635,787	4,600,000	—	4,000,000
Diluted net income (loss) per share	$0.36	$0.36	$—	$(0.01)

(1)	At December 31, 2023, excludes an aggregate of 600,000 Class B ordinary shares that are subject to forfeiture.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In March 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 9 Segment Information in the accompanying notes to the financial statements for further detail.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

On February 13, 2024, pursuant to the Initial Public Offering, the Company sold 18,400,000 Public Shares, which includes a full exercise by the underwriter of their over-allotment option in the amount of 2,400,000 Public Shares, at a price of $10.00 per Public Share.

NOTE 4. PRIVATE PLACEMENT

On February 13, 2024, simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 509,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $5,090,000. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering and are held in the Trust Account.

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

The sale or allocation of the Founder Shares to the Company’s director nominees, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 Founder Shares transferred to the Company’s independent directors and advisor on November 29, 2023 is $309,600 or $3.44 per share. The Founder Shares were granted subject to a service condition (i.e., being part of the Company at the date of the Initial Public Offering through one year from the Initial Public Offering). Stock-based compensation will be recognized ratably from the date of the Initial Public Offering through the one-year anniversary of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the year ended December 31, 2024, the Company incurred $67,809 in fees for these services, of which such amounts are shown as due to related party in the accompanying balance sheets. For the year ended December 31, 2023, the Company did not incur any such fees for these services.

Promissory Note — Related Party

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the Initial Public Offering. As of December 31, 2024 and 2023, the Company had $0 and $70,095 outstanding under the Promissory Note, respectively. Borrowing under the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024, there were 509,000 Class A ordinary shares issued and outstanding, excluding 18,400,000 Class A ordinary shares subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 4,600,000 Class B ordinary shares issued and outstanding.

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

At December 31, 2024, assets held in the Trust Account were comprised of $635 in cash and $192,448,657 in U.S. Treasury Bills. As of December 31, 2024, the Company did not withdraw any interest income from the Trust Account. At December 31, 2023, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
U.S. Treasury Bills held in Trust Account (Matures on February 13, 2025)	1	$192,448,657	$—

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s Chief Financial Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$584,389	$41,692
Interest earned on marketable securities held in Trust Account	$8,449,291	$—

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and general and administrative expenses. The CODM reviews interest earned marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On February 28, 2025, the Company entered into the BBOT Business Combination Agreement by and among the Company, BBOT, and Merger Sub. The BBOT Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation , and (ii) following the Domestication, Merger Sub will be merged with and into BBOT, as a result of which BBOT will be the surviving company and a wholly-owned subsidiary of the Company. The consummation of the Merger is referred to as the “Closing” and the date of the Closing is referred to as the “Closing Date.”

The foregoing description of the BBOT Business Combination Agreement does not purport to be complete and is qualified in its entirety by the full text of the BBOT Business Combination Agreement, a copy of which is included as Exhibit 2.1 to this Annual Report.

Other Agreements

The BBOT Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Helix Support Agreement

In connection with the execution of the BBOT Business Combination Agreement, on February 28, 2025, certain Company shareholders and Insiders (the “Helix Supporting Shareholders”), including the Sponsor, Cormorant funds each holding Class A ordinary shares, and the independent directors and an advisor of the Company each holding Class B ordinary shares (the “Helix Existing Investors”), entered into a support agreement with the Company and BBOT (the “Helix Support Agreement”). Under the Helix Support Agreement, among other things, each Helix Supporting Shareholder agreed to vote, at any meeting of the shareholders of the Company, and in any action by written consent of the shareholders of the Company, all of such Helix Supporting Shareholders’ Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Parent Proposals (as defined in the BBOT Business Combination Agreement), and any other matters necessary or reasonably requested by the Company for consummation of the Domestication, the Merger or any other transactions contemplated by the BBOT Business Combination Agreement and the approval of the Parent Proposals; (ii) against any Alternative Proposal or Alternative Transaction or any proposal relating to an Alternative Proposal or Alternative Transaction (as defined in the BBOT Business Combination Agreement, respectively); and (iii) in favor of any proposal sought by the Company to extend the deadline by which the Company must consummate its initial business combination. In addition, the Helix Support Agreement prohibits each Helix Supporting Shareholder from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by such Helix Supporting Shareholder except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; (c) the liquidation of the Company; (d) the written agreement of each of the terminating Helix Supporting Shareholder(s), the Company and BBOT with respect to terminating the rights and obligations under the Helix Support Agreement of a specific Helix Supporting Shareholder or a subset of Helix Supporting Shareholders; and (e) the written agreement of all Helix Supporting Shareholders, the Company and BBOT to terminate the Helix Support Agreement in its entirety. Pursuant to the Helix Support Agreement, each of Cormorant Funds and its permitted transferees irrevocably and unconditionally covenants and agrees not to submit any Class A ordinary shares owned by it for redemption in connection with the BBOT Business Combination. Additionally, the Sponsor and Helix Existing Investors will comply with their non-redemption obligations as specified in the Letter Agreement.

Further, if and only if the Company Closing Cash is less than $400,000,000, the Sponsor will forfeit a number of shares of PubCo Common Stock (the “Contribution Shares”) equal to (a) 3,360,000 multiplied by (b) one minus the number resulting from dividing (i) the Company Closing Cash by (ii) $400,000,000, with any fractional share rounded to the nearest whole number resulting from such product.

The foregoing description of the Helix Support Agreement does not purport to be complete and is qualified in its entirety by the full text of the Helix Support Agreement, a copy of which is included as Exhibit 10.7 to this Annual Report.

BBOT Written Consent and Support Agreements

Concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, BBOT obtained and delivered to Company the written consents of a sufficient number of shares of BBOT capital stock (the holders of such shares, the “BBOT Consenting Stockholders”) required to approve the BBOT Business Combination Agreement, each ancillary agreement to which BBOT is a party, and the BBOT Business Combination (the “BBOT Written Consent”).

The foregoing description of the BBOT Written Consent does not purport to be complete and is qualified in its entirety by the full text of the Form of Company Stockholder Written Consent, a copy of which is included as Exhibit L to the BBOT Business Combination Agreement, which is filed as Exhibit 2.1 to this Annual Report.

Additionally, concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, the Company BBOT, and certain stockholders of BBOT (the “BBOT Supporting Stockholders”) entered into a support agreement (the “BBOT Support Agreement”). Pursuant to the BBOT Support Agreement, each BBOT Supporting Stockholder (i) agreed that each existing investor rights agreement of BBOT will automatically terminate upon the Closing, (ii) agreed not to make any proposal or offer that constitutes an Alternative Transaction, among other things, and (iii) waived and agreed not to exercise any rights of appraisal or rights to dissent it may have in connection with the Merger.

The BBOT Support Agreement also prohibits the BBOT Supporting Stockholders from, among other things, selling, assigning or transferring any capital stock of BBOT held by the BBOT Supporting Stockholders except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; and (c) the written agreement of all BBOT Supporting Stockholders, the Company and BBOT to terminate the agreement in its entirety.

The foregoing description of the BBOT Support Agreement does not purport to be complete and is qualified in its entirety by the full text of the BBOT Support Agreement, a copy of which is included as Exhibit 10.8 to this Annual Report.

Subscription Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including Cormorant and other existing shareholders of the Company (collectively, the “PIPE Investors”), pursuant to which, among other things, PubCo agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of approximately $260,000,000 of PubCo Common Stock (the “PIPE Shares”), at a purchase price equal to the Redemption Price (the “PIPE Investments”). Existing Company shareholders subscribed for approximately $188,000,000 of the PIPE Investments, which includes Cormorant Funds’ subscription for an aggregate of $75,000,000 of PIPE Investments.

The obligations of each party to consummate the PIPE Investments are conditioned upon, among other things, (i) the PubCo Common Stock having been approved for listing on Nasdaq Stock Market LLC; (ii) all conditions precedent to the closing of the BBOT Business Combination set forth in Article IX of the BBOT Business Combination Agreement having been satisfied or waived; and (iii) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the PIPE Investment illegal or otherwise prohibiting its consummation.

Each of the Sponsor and each Helix Existing Investor agreed to elect to convert their Class B ordinary shares into Class A ordinary shares immediately prior to the Domestication and to waive their rights under the Articles to have their Class B ordinary shares converted into Class A ordinary shares at a ratio of greater than one-to-one.

In addition, pursuant to the Helix Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the Closing, forfeit and surrender to the Company such number of Class B ordinary shares (the “Sponsor Forfeited Shares”) held by the Sponsor equal to the quotient of (i) the difference between (A) the Redemption Price multiplied by 4,600,000 less (B) $46,000,000 divided by (ii) the Redemption Price.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the full text of the Form of Subscription Agreement, a copy of which is included as Exhibit 10.9 to this Annual Report.

Non-Redemption Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into non-redemption agreements with certain shareholders (the “Non-Redemption Agreements” and, such shareholders, the “Non-Redeeming Holders”), pursuant to which, among other things, each Non-Redeeming Holder irrevocably and unconditionally agreed, for the benefit of the Company, that neither it or its controlled affiliates will exercise any redemption rights under the Articles with respect to Class A ordinary shares held by such holder as of the date of the Non-Redemption Agreement (the “Non-Redeeming Shares”) at any meeting of the shareholders of the Company. The Non-Redeeming Holder also agreed to (i) not to transfer directly or indirectly the Non-Redeeming Shares held by it until earlier of (x) the Closing Date, (y) the termination of the BBOT Business Combination Agreement in accordance with its terms and (z) the termination of the Non-Redemption Agreement in accordance with its terms; and (ii) vote its Non-Redeeming Shares (A) in favor of the BBOT Business Combination Agreement, the Domestication and Merger and each other proposal brought by the Company in connection with the BBOT Business Combination and (B) in favor of any proposal brought by the Company to adjourn or postpone the shareholder’s meeting of the Company in connection with the BBOT Business Combination.

An aggregate of 450,900 Class A ordinary shares are subject to the Non-Redemption Agreements.

The foregoing description of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by the full text of the Form of Non-Redemption Agreement, a copy of which is included as Exhibit 10.10 to this Annual Report.

Lock-Up Agreement

In connection with the Closing, the Sponsor, Cormorant Funds and the Helix Existing Investors will enter into a lock-up agreement (the “Lock-Up Agreement”) with PubCo.

Pursuant to the Lock-Up Agreement, the Sponsor, Cormorant Funds, and each Helix Existing Investor will agree not to transfer (except for certain permitted transfers) any shares of PubCo Common Stock held by such holder after the Domestication until one year after the later of (i) the filing of the Form 10 Information (as defined in Rule 144(i)(3) of the Securities Act) with the SEC and (ii) the Closing Date.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the full text of the Form of Lock-Up Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report.

Amended and Restated Registration Rights Agreement

In connection with the Closing, PubCo, Sponsor, Cormorant Funds, the Helix Existing Investors, and certain former stockholders of BBOT will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, among other things, PubCo will agree that, within 30 calendar days following the Closing Date, PubCo will file with the SEC (at PubCo’s sole cost and expense) a registration statement registering the resale of certain shares of PubCo Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands.

The A&R Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the Helix Existing Investors in connection with the Company’s initial public offering. The A&R Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the A&R Registration Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities (as defined therein).

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Form of A&R Registration Rights Agreement, a copy of which is included as Exhibit 10.12 to this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Bihua Chen	56	Chairperson and Chief Executive Officer
Caleb Tripp	39	Chief Financial Officer
Nebojsa Obradovic	54	Chief Legal Officer
John Schmid	62	Director
Mark McKenna	45	Director
Albert A. Holman III	70	Director

Bihua Chen has been the Chairperson and Chief Executive Officer of the Company since June 2021. Ms. Chen is the founder and managing member of Cormorant. Ms. Chen was the Chief Executive Officer and Chairman of Helix I from its inception until April 2022, when Helix I completed its business combination with Moonlake. Since 2020, Ms. Chen has served as a director of Biomea Fusion, Inc. (Nasdaq: BMEA). Ms. Chen is the founder and managing member of Cormorant. Prior to founding Cormorant in 2013, Ms. Chen managed a separately managed account focused on the healthcare sector as a sub-adviser to a large, multi-strategy hedge fund based in New York. Prior to that, Ms. Chen was a healthcare analyst and sector portfolio manager for American Express Asset Management, Boston. Ms. Chen has also served as a portfolio manager for the Asterion Life Science Fund from 2001 through 2002, an equity analyst and portfolio manager for Bellevue Research from 2000 through 2001 and an equity analyst for Putnam Investments from 1998 through 2001. Ms. Chen obtained a Master of Business Administration degree from the Wharton School of Business in 1998 and graduated with a Master of Science degree in Molecular Biology from the Graduate School of Biomedical Science at Cornell Medical College in 1994. Ms. Chen also holds a Bachelor of Science degree in Genetics and Genetic Engineering from Fudan University, Shanghai, China, which she received in 1990.

Caleb Tripp serves as our Chief Financial Officer. Mr. Tripp is also the Chief Financial Officer of Cormorant Asset Management. He joined Cormorant in August 2020 as the firm’s Controller. Prior to joining Cormorant, he was the Controller for DW Partners, LP, formerly Brevan Howard Credit, from March 2015 until August 2020. From May 2011 until December 2014, Mr. Tripp was the Controller for Saiers Capital, LLC. He started his career in fund accounting at GlobeOp Financial Services. Mr. Tripp received a Bachelor’s of Arts in Economics from the University of Connecticut in 2007 and a Master’s of Science in Accounting from Pace University in 2020.

Nebojsa Obradovic serves as our Chief Legal Officer. Mr. Obradovic is also the Chief Legal and Compliance Officer of Cormorant Asset Management. He joined Cormorant in 2016. Prior to Cormorant, he was the Director of Compliance at MAST Capital Management in 2015. From 2012-2015, he was a Compliance Professional at HedgeOp Compliance. From 2011-2012 He was an attorney at Heritage House Management. Mr. Obradovic received his Bachelor’s of Science from Belgrade University and his JD from Suffolk University.

Mark C. McKenna has been our director since February 2024. Mr. McKenna served as Chairman and Chief Executive Officer of Prometheus Biosciences (Nasdaq: RXDX) from 2019-2023. Prometheus Biosciences was a clinical stage biopharmaceutical company which created the first precision therapeutics for immune-mediated diseases which was the largest M&A takeout of pre-phase 3 company. Mr. McKenna currently serves as the Chairman of the Board of Apogee Therapeutics (Nasdaq: APGE) and Chief Investment Officer and Managing Director of McKenna Capital Partners, a family office dedicated to investing in breakthrough treatments for debilitating diseases. Prior to Prometheus, Mr. McKenna was a corporate officer of Bausch Health and served as President of the subsidiary Salix Pharmaceuticals from 2016 to 2019. Earlier, Mr. McKenna served at Bausch + Lomb from 2006 to 2016. He began his career at Johnson & Johnson from 2002 to 2006. Mr. McKenna holds a degree in Marketing from Arizona State University and a MBA from Azusa Pacific University. Mr. McKenna also completed the Wharton’s Fellows program at the Wharton School of Business.

John Schmid has been our director since February 2024. Mr. Schmid served on the board of directors of Helix I until the completion of its business combination with Moonlake Target. Mr. Schmid currently serves as a member of the board of directors of AnaptysBio, Inc., Design Therapeutics, Poseida Therapeutics, Inc., Xeris Pharmaceuticals, Inc., and Blacksmith Medicines, Inc. (f/k/a Forge Therapeutics, Inc.), all pharmaceutical companies, and as the chairman of the board of directors of Speak, Inc., a speakers bureau, which he helped found in 1989. Mr. Schmid served as Chief Financial Officer of Auspex Pharmaceuticals, Inc. from 2013 until its sale to Teva Pharmaceuticals, Inc. in 2015. Prior to Auspex Pharmaceuticals, Inc., he co-founded Trius Therapeutics, Inc., where he served as Chief Financial Officer from 2004 until its merger with Cubist Pharmaceuticals, Inc. in 2013. Mr. Schmid also served as Chief Financial Officer at GeneFormatics, Inc. from 1998 to 2003 and as Chief Financial Officer at Endonetics, Inc. from 1995 to 1998. Mr. Schmid holds a Bachelor’s degree in Economics from Wesleyan University and a Master of Business Administration degree from the University of San Diego.

Albert A. Holman III has been our director since February 2025. Mr. Holman currently serves on the board of directors of Ratio Therapeutics Inc., a private radiopharmaceuticals company, chairs its Audit Committee and Compliance Committee, and is a member of its Compensation and Talent Committee. Mr. Holman is the Founder and Co-Managing Partner of Chestnut Partners, Inc., a boutique investment bank that provides advice to public and private clients in the life science industry. Mr. Holman has extensive investment banking experience, providing financial advice relating to private debt and equity capital formation, mergers and acquisitions, IPOs, valuations and joint ventures. Prior to founding Chestnut Partners, Inc. in 1995, Mr. Holman was Managing Director and Head of Kidder, Peabody & Co.’s New England Investment Banking Department, responsible for all public and private company coverage in New England. Before moving to Boston in 1993, he was based in New York since 1980 and served as the Head of several groups including Kidder’s Life Science Group. Mr. Holman is a graduate of Harvard University’s Graduate School of Business Administration and, he holds a B.A. from University of Michigan. He is a Trustee of Mass General Brigham Incorporated and the Boston Symphony Orchestra, Inc.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mark McKenna will expire at our first annual general meeting. The term of office of the second class of directors, consisting of John Schmid, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Bihua Chen and Albert A. Holman III, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Articles.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors have determined that Mark McKenna, John Schmid and Albert Holman III are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our compensation committee and nominating and corporate governance committee are composed solely of independent directors. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Albert A. Holman III, Mark McKenna and John Schmid serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Albert A. Holman III, Mark McKenna and John Schmid are each independent.

John Schmid serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that John Schmid qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are John Schmid and Mark McKenna. Mark McKenna serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. John Schmid and Mark Mckenna are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The member of our nominating and corporate governance committee is Mark McKenna and John Schmid. John Schmid chairs the nominating and corporate governance committee. All members of our nominating and corporate governance committee are independent of and unaffiliated with our Sponsor and our underwriter.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Advisor to the Board of Directors

We have formed an advisory board comprised of Andrew Phillips. Mr. Phillips assists our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. On November 29, 2023, our Sponsor transferred 30,000 founder shares to Mr. Phillips. Mr. Phillips will neither be paid nor reimbursed by the Sponsor for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with Mr. Phillips to provide services to us and Mr. Phillips has no fiduciary obligations to present business opportunities to us; however, Mr. Philips is a paid consultant for Cormorant.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (“Code of Ethics”) that complies with the rules and regulations of Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics will be provided without charge upon request from us in writing at 200 Clarendon Street, 52nd Floor Boston, MA 02116 or by telephone at (857) 702-0370. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Directors’ Fiduciary Duties and Conflicts of Interest

As a matter of Cayman Islands law, a director of a Cayman Islands company is in the position of a fiduciary with respect to the company. Accordingly, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Bihua Chen	Cormorant Global Healthcare Master Fund, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund I, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund II, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund III, LP	Financial	Managing member of the general partner
	CRMA SPV, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund IV, LP	Financial	Managing member of the general partner
	Adona Medical	Medical Device	Board Member
	Akura Medical	Medical Device	Board Member
	Aleksia Therapeutics	Biotechnology	Board Member
	Atia Vision	Medical Device	Board Member
	Biomea Fusion	Biotechnology	Board Member
	BiVACOR	Medical Device	Board Member
	BlossomHill Therapeutics	Biotechnology	Board Member
	Chroma Medicine Inc.	Biotechnology	Board Member
	Graviton Bioscience	Biotechnology	Board Member
	Myra Vision, Inc.	Medical Device	Board Member
	Nexo Therapeutics, Inc.	Biotechnology	Board Member
	Obvius Robotics	Medical Device	Board Member
	Orionis Biosciences	Biotechnology	Board Member
	Supira Medical	Medical Device	Board Member
	Tiger Biotherapeutics	Biotechnology	Board Member
	Tioga Cardiovascular	Medical Device	Board Member
	Cormorant Private Healthcare Fund V, LP	Financial	Managing member of the general partner
Nebojsa Obradovic	Cormorant Asset Management	Financial	Chief Compliance Officer
Caleb Tripp	Cormorant Asset Management, LP	Financial	Chief Financial Officer
Mark McKenna	McKenna Capital Partners	Financial	Chief Investment Officer & Managing Director
	Prometheus Biosciences	Biotechnology	Board Member
	Apogee Therapeutics	Biotechnology	Chairman of the Board
John Schmid	Speak, Inc.	Advisory	Director
	AnaptysBio, Inc.	Biotechnology	Director
	Design Therapeutics, Inc.	Biotechnology	Director
	Xeris Pharmaceuticals, Inc.	Pharmaceutical	Director
	Poseida Therapeutics, Inc.	Pharmaceutical	Director
	Blacksmith Medicines (f/k/a Forge Therapeutics, Inc.)	Pharmaceutical	Director
Albert A. Holman III	Ratio Therapeutics Inc.	Pharmaceutical	Director
	Chestnut Partners, Inc.	Financial	Founder and Co-Managing Partner

In addition, our Sponsor and our executive officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

Our initial shareholders purchased founder shares prior to the IPO and our Sponsor will purchase Private Placement Shares in a transaction closed simultaneously with the closing of the IPO. Our Sponsor, officers, directors and advisors have entered into a Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Private Placement Shares and public shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination. Additionally, our Sponsor, officers, directors and advisors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. Furthermore, our Sponsor, officers, directors and advisors have agreed not to transfer, assign or sell any of their founder shares: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property and our Sponsor has agreed not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of our initial business combination. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares and Private Placement Shares will be released from the lockup. Because each of our officers and director nominees will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our officers, directors and advisors will directly or indirectly own founder shares and/or Private Placement Shares following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor, officers, directors and advisors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers, directors and advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, we may pay a consulting, success or finder fees to our independent directors, our advisors, or their respective affiliates in connection with the consummation of our initial business combination. Further, commencing on the date the securities of the Company are first listed on Nasdaq, we will also pay our Sponsor $6,458 per month for office space, utilities, administrative services and remote support services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers, directors and advisors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination. The Cormorant Funds have agreed to vote the Class A ordinary shares they may purchase in the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Articles provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us. We pay our Sponsor $6,458 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 10, 2025, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 18,909,000 ordinary shares and 4,600,000 founder shares issued and outstanding as of March 10, 2025. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Directors and Officers
Bihua Chen(3)	2,909,000	4,480,000	31.4%
Caleb Tripp	—	—	—
Nebojsa Obradovic	—	—	—
Mark McKenna	—	30,000	*
John Schmid	—	30,000	*
Andrew Phillips	—	30,000	*
Albert A. Holman, III	—	30,000	*
All officers and directors as a group (7 individuals)	2,909,000	4,600,000	31.9%
Holders of more than 5% of our outstanding ordinary shares
Helix Holdings II LLC(3)	509,000	4,480,000	21.2%
BlackRock, Inc.(4)	1,500,000	—	6.4%
Cormorant Private Healthcare Fund III, LP(3)	1,427,040	—	6.1%
Adage Capital Partners, L.P.(5)	1,400,000	—	6.0%
Citadel Advisors LLC(6)	1,321,200	—	5.6%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(2)	Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in “Description of Securities.”
(3)	Helix Holdings II LLC, our Sponsor, is the record holder of 4,480,000 founder shares and 509,000 Private Placement Shares. Cormorant Private Healthcare Fund III, LP (“Fund III”), a Delaware limited partnership, Cormorant Private Healthcare Fund V, LP (“Fund V”), a Delaware limited partnership, and Cormorant Global Healthcare Master Fund, LP (“Master Fund”), a Cayman Islands limited partnership, are the managing members of our Sponsor and each holds 1,427,040, 903,600 and 69,360 Class A ordinary shares, respectively. Bihua Chen is the managing member of each of the three managing members of our Sponsor and has voting and investment discretion with respect to the ordinary shares held of record by Helix Holdings II LLC. Bihua Chen disclaims any beneficial ownership of the securities held by Helix Holdings II LLC other than to the extent of any pecuniary interest she may have therein, directly or indirectly. Cormorant Global Healthcare GP, LLC, Cormorant Private Healthcare GP III, LLC and Cormorant Private Healthcare GP V, LLC serve as the general partners of the Master Fund, Fund III and Fund V, respectively. Bihua Chen serves as the managing member of Cormorant Global Healthcare GP, LLC, Cormorant Private Healthcare GP III, LLC and Cormorant Private Healthcare GP V, LLC. Accordingly, Ms. Chen has voting and investment discretion with respect to the ordinary shares held by the Sponsor and each of Fund III, Fund V and Master Fund. Ms. Chen disclaims any beneficial ownership of the securities held by the Sponsor and each of Fund III, Fund V and Master Fund other than to the extent of any pecuniary interest she may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed by BlackRock, Inc. with the SEC on November 8, 2024. Interests shown are held by BlackRock Advisors, LLC, BlackRock Fund Advisors, and BlackRock Investment Management, LLC, each a subsidiary of BlackRock, Inc. The address of the shareholder is 50 Hudson Yards, New York, NY 10001.
(5)	According to a Schedule 13G filed with the SEC on February 23, 2024, jointly by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), Adage Capital Management, L.P., a Delaware limited partnership (“ACM”), Robert Atchinson and Phillip Gross. ACP is the record holder of the shares reported therein. ACPGP is a general partner of ACP, and ACM is the investment manager of ACP. Each of Robert Atchinson and Phillip Gross is the managing member of the managing member of ACPGP and the managing member of the general partner of ACM. The address of such persons 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)	According to a Schedule 13G filed with the SEC on February 23, 2024, jointly by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. Interests shown are held by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of such persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On June 19, 2021, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our offering and formation costs in exchange for 2,875,000 founder shares. On November 29, 2023, our Sponsor transferred 30,000 founder shares to each of our independent directors, Mark McKenna and John Schmid, and to our advisor, Andrew Phillips. On February 1, 2024, the Company issued an additional 1,437,500 founder shares to our Sponsor, resulting in our Sponsor holding a total of 4,222,500 founder shares. On February 8, 2024, the Company issued an additional 287,500 founder shares to our Sponsor, resulting in our Sponsor holding a total of 4,510,000 founder shares immediately prior to the IPO, with up to 600,000 founder shares subject to forfeiture depending on the extent to which the IPO underwriter’s over-allotment option is exercised. On February 13, 2024, simultaneously with the closing of the IPO, the IPO underwriter fully exercised its over-allotment option, and accordingly, the 600,000 founder shares are no longer subject to forfeiture. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 18,400,000 shares if the IPO underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 20% of the outstanding shares after the IPO. On February 8, 2025, in connection with the appointment of Mr. Albert A. Holman, III to the board of directors, the Sponsor transferred 30,000 founder shares held by it to Mr. Holman.

The founder shares are identical to the Class A ordinary shares, except that:

●	only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to or in connection with the completion of our initial business combination;

●	in a vote to transfer the Company by way of continuation to a jurisdiction outside the Cayman Islands (which requires a special resolution, being the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company), only holders of our founder shares shall carry the right to vote;

●	the founder shares and the Private Placement Shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described below adjacent to the caption “Founder shares conversion and anti-dilution rights;”

●	our Sponsor, officers, directors and advisors have entered into a Letter Agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and any public shares they may acquire during or after the IPO in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and any public shares they may acquire during or after the IPO in connection with a shareholder vote to approve an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them, any Private Placement Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and Private Placement Shares, we would need 6,645,501, or 36.1%, of the 18,400,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A ordinary shares). Additionally, Cormorant Funds purchased the 2,400,000 Class A ordinary shares in the IPO and assuming they will vote their public shares in favor of our initial business combination (which they will not be required to do), only 4,245,001 affirmative votes from other public shareholders would be required to approve our initial business combination; and

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described below adjacent to the caption “Founder shares conversion and anti-dilution rights.”

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Shares

Our Sponsor purchased an aggregate of 509,000 Private Placement Shares at a price of $10.00 per share, or $5,090,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO

The Private Placement Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Sponsor Loans

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the IPO. As of December 31, 2024 and December 31, 2023, the Company had $0 and $70,095 outstanding under the Promissory Note, respectively. Borrowing under the note is no longer available.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

 Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the IPO or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the three and nine months ended September 30, 2024, the Company incurred $19,374 and $48,435 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

Post-Consummation Management Team Payments

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Agreements Related to the Business Combination

Helix Support Agreement

In connection with the execution of the BBOT Business Combination Agreement, on February 28, 2025, Helix Supporting Shareholders and Helix Existing Investors entered into a Helix Support Agreement with the Company and BBOT. Under the Helix Support Agreement, among other things, each Helix Supporting Shareholder agreed to vote, at any meeting of the shareholders of the Company, and in any action by written consent of the shareholders of the Company, all of such Helix Supporting Shareholders’ Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Parent Proposals (as defined in the BBOT Business Combination Agreement), and any other matters necessary or reasonably requested by the Company for consummation of the Domestication, the Merger or any other transactions contemplated by the BBOT Business Combination Agreement and the approval of the Parent Proposals; (ii) against any Alternative Proposal or Alternative Transaction or any proposal relating to an Alternative Proposal or Alternative Transaction (as defined in the BBOT Business Combination Agreement, respectively); and (iii) in favor of any proposal sought by the Company to extend the deadline by which the Company must consummate its initial business combination. In addition, the Helix Support Agreement prohibits each Helix Supporting Shareholder from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by such Helix Supporting Shareholder except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; (c) the liquidation of the Company; (d) the written agreement of each of the terminating Helix Supporting Shareholder(s), the Company and BBOT with respect to terminating the rights and obligations under the Helix Support Agreement of a specific Helix Supporting Shareholder or a subset of Helix Supporting Shareholders; and (e) the written agreement of all Helix Supporting Shareholders, the Company and BBOT to terminate the Helix Support Agreement in its entirety. Pursuant to the Helix Support Agreement, each of Cormorant Funds and its permitted transferees irrevocably and unconditionally covenants and agrees not to submit any Class A ordinary shares owned by it for redemption in connection with the BBOT Business Combination. Additionally, the Sponsor and Helix Existing Investors will comply with their non-redemption obligations as specified in the Letter Agreement.

Further, if and only if the Company Closing Cash is less than $400,000,000, the Sponsor will forfeit a number of Contribution Shares equal to (a) 3,360,000 multiplied by (b) one minus the number resulting from dividing (i) the Company Closing Cash by (ii) $400,000,000, with any fractional share rounded to the nearest whole number resulting from such product.

Subscription Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into Subscription Agreements with certain PIPE Investors, including Cormorant Funds and other existing shareholders of the Company, pursuant to which, among other things, PubCo agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of approximately $260,000,000 “PIPE Shares, at a purchase price equal to the Redemption Price. Existing Company shareholders subscribed for approximately $188,000,000 of the PIPE Investments, which includes Cormorant Funds’ subscription for an aggregate of $75,000,000 of PIPE Investments.

Each of the Sponsor and each Helix Existing Investor agreed to elect to convert their Class B ordinary shares into Class A ordinary shares immediately prior to the Domestication and to waive their rights under the Articles to have their Class B ordinary shares converted into Class A ordinary shares at a ratio of greater than one-to-one.

In addition, pursuant to the Helix Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the Closing, forfeit and surrender to the Company such number of Sponsor Forfeited Shares held by the Sponsor equal to the quotient of (i) the difference between (A) the Redemption Price multiplied by 4,600,000 less (B) $46,000,000 divided by (ii) the Redemption Price.

Lock-Up Agreement

In connection with the Closing, the Sponsor, Cormorant Funds and the Helix Existing Investors will enter into Lock-Up Agreement with PubCo.

Pursuant to the Lock-Up Agreement, the Sponsor, Cormorant Funds, and each Helix Existing Investor will agree not to transfer (except for certain permitted transfers) any shares of PubCo Common Stock held by such holder after the Domestication until one year after the later of (i) the filing of the Form 10 Information (as defined in Rule 144(i)(3) of the Securities Act) with the SEC and (ii) the Closing Date.

Amended and Restated Registration Rights Agreement

In connection with the Closing, PubCo, Sponsor, Cormorant Funds, the Helix Existing Investors, and certain former stockholders of BBOT will enter into an A&R Registration Rights Agreement. Pursuant to the A&R Registration Rights Agreement, among other things, PubCo will agree that, within 30 calendar days following the Closing Date, PubCo will file with the SEC (at PubCo’s sole cost and expense) a registration statement registering the resale of certain shares of PubCo Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands.

The A&R Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the Helix Existing Investors in connection with the Company’s initial public offering. The A&R Registration Rights Agreement will terminate on the earlier of (a) the five-year anniversary of the date of the A&R Registration Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities (as defined therein).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $179,920 and $7,800, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and 2023.

Tax Fees. During the year ended December 31, 2024 and 2023, Withum did not render services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, Withum did not render services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements.

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 8, 2024, between the Company and Leerink Partners LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41955), filed with the Securities and Exchange Commission on February 14, 2024).
2.1†	Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-276591), filed with the Securities and Exchange Commission on January 18, 2024).
4.2*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated February 8, 2024, among the Company, Helix Holdings LLC and each of the officers, directors and advisor of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
10.2	Investment Management Trust Agreement, dated February 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
10.3	Registration Rights Agreement, dated February 8, 2024, among the Company, Helix Holdings II LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
10.4	Private Placement Class A Ordinary Shares Purchase Agreement, dated February 8, 2024, between the Company and Helix Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
10.5	Administrative Services and Indemnification Agreement, dated February 8, 2024, between the Company and Helix Holdings II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2024).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-276591), filed with the Securities and Exchange Commission on January 18, 2024).
10.7	Helix Support Agreement, dated as of February 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.8	BBOT Support Agreement, dated as of February 28, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.10	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.12	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
14*	Code of Business Conduct and Ethics.
19*	Insider Trading Policy

24.1	Power of Attorney (included in the signature page of this Annual Report)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2025	Helix Acquisition Corp. II

	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bihua Chen, Caleb Tripp and Nebojsa Obradovic, and each or any of them, her or his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bihua Chen	Chairman and Chief Executive Officer	March 10, 2025
Bihua Chen	(Principal Executive Officer)

/s/ Caleb Tripp	Chief Financial Officer	March 10, 2025
Caleb Tripp	(Principal Financial and Accounting Officer)

/s/ Nebojsa Obradovic	Chief Legal Officer	March 10, 2025
Nebojsa Obradovic

/s/ John Schmid	Director	March 10, 2025
John Schmid

/s/ Mark McKenna	Director	March 10, 2025
Mark McKenna

/s/ Albert A. Holman III	Director	March 10, 2025
Albert A. Holman III