Form 10-Q
period 2025-03-31
Helix Acquisition Corp. II
filed 2025-05-15
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, there were 18,909,000 Class A ordinary shares, $0.0001 par value and 4,600,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets
Cash	$963,135	$1,697,777
Prepaid expense	63,750	2,160
Prepaid insurance – current portion	212,508	249,840
Total current assets	1,239,393	1,949,777

Long-term prepaid insurance	—	25,128
Marketable securities held in Trust Account	194,438,559	192,449,291
TOTAL ASSETS	$195,677,952	$194,424,196

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,783,561	$119,706
Due to related party	87,183	67,809
Total current liabilities	1,870,744	187,515
Deferred underwriting fee	5,520,000	5,520,000
TOTAL LIABILITIES	7,390,744	5,707,515

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 18,400,000 shares at redemption value of $10.57 and $10.46 per share as of March 31, 2025 and December 31, 2024, respectively	194,438,559	192,449,291

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 509,000 shares issued and outstanding (excluding 18,400,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	51	51
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,600,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	460	460
Additional paid-in capital	—	—
Accumulated deficit	(6,151,862)	(3,733,121)
TOTAL SHAREHOLDERS’ DEFICIT	(6,151,351)	(3,732,610)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$195,677,952	$194,424,196

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$2,421,186	$66,701
Loss from operations	(2,421,186)	(66,701)

Other income (loss):
Share-based compensation expense	(57,919)	(39,372)
Interest earned on bank	2,445	—
Interest earned on marketable securities held in Trust Account	1,989,268	1,206,515
Total other income, net	1,933,794	1,167,143

Net (loss) income	$(487,392)	$1,100,442

Basic weighted average shares outstanding, Class A ordinary shares	18,909,000	9,874,700

Basic net (loss) income per share, Class A ordinary shares	$(0.02)	$0.08

Diluted weighted average shares outstanding, Class A ordinary shares	18,909,000	9,874,700

Diluted net (loss) income per share, Class A ordinary shares	$(0.02)	$0.08

Basic weighted average shares outstanding, Class B ordinary shares(1)	4,600,000	4,313,333

Basic net (loss) income per share, Class B ordinary shares	$(0.02)	$0.08

Diluted weighted average shares outstanding, Class B ordinary shares(1)	4,600,000	4,600,000

Diluted net (loss) income per share, Class B ordinary shares	$(0.02)	$0.08

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	509,000	$51	4,600,000	$460	$—	$(3,733,121)	$(3,732,610)
Share-based compensation expense	—	—	—	—	57,919	—	57,919
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(57,919)	(1,931,349)	(1,989,268)
Net loss	—	—	—	—	—	(487,392)	(487,392)
Balance – March 31, 2025 (unaudited)	509,000	$51	4,600,000	$460	$—	$(6,151,862)	$(6,151,351)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	4,600,000	$460	$24,540	$(88,569)	$(63,569)
Sale of 509,000 Private Placement Shares	509,000	51	—	—	5,089,949	—	5,090,000
Allocated value of transaction costs to private shares	—	—	—	—	(22,096)	—	(22,096)
Share-based compensation expense	—	—	—	—	39,372	—	39,372
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(5,131,765)	(4,233,488)	(9,365,253)
Net income	—	—	—	—	—	1,100,442	1,100,442
Balance – March 31, 2024 (unaudited)(1)	509,000	$51	4,600,000	$460	—	$(3,221,615)	$(3,221,104)

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor.

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(487,392)	$1,100,442
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,989,268)	(1,206,515)
Non-cash accrued offering costs adjustment	—	(81,000)
Share-based compensation expense	57,919	39,372
Changes in operating assets and liabilities:
Prepaid expense	(61,590)	(16,283)
Short-term prepaid insurance	37,332	(249,840)
Long-term prepaid insurance	25,128	(212,508)
Due to sponsor	19,374	—
Accounts payable and accrued expenses	1,663,855	8,333
Net cash used in operating activities	(734,642)	(617,999)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(184,000,000)
Net cash used in investing activities	—	(184,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares, net of underwriting discounts paid	—	182,160,000
Proceeds from sale of Private Placement Shares	—	5,090,000
Repayment of promissory note – related party	—	(209,853)
Payment of offering costs	—	(578,550)
Net cash provided by financing activities	—	186,461,597

Net Change in Cash	(734,642)	1,843,598
Cash – Beginning of period	1,697,777	—
Cash – End of period	$963,135	$1,843,598

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor through promissory note	$—	$139,758

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company has one subsidiary, Helix II Merger Sub Inc., a Delaware corporation, a direct wholly owned subsidiary of the Company incorporated on February 26, 2025. As of March 31, 2025, the subsidiary had no activity.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination but intends to focus on healthcare and healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 15, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and negotiating and attempting to complete the proposed BBOT Business Combination (defined below). The Company does not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of Nasdaq require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on February 13, 2024, an amount of $184,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares and the sale of the Private Placement Shares, after deducting $1,840,000 in underwriting discounts and commissions paid upon the closing of the Initial Public Offering and an aggregate of $3,250,000 to pay fees and expenses in connection with the closing of the Initial Public Offering and for working capital following the closing, was placed in the trust account (“Trust Account”), and either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. The per-share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Proposed Business Combination with TheRas, Inc. (dba BridgeBio Oncology Therapeutics)

On February 28, 2025, the Company entered into a business combination agreement (the “BBOT Business Combination Agreement”, and the transactions contemplated thereby, including the Domestication and Merger, each as defined below, the “BBOT Business Combination”) with TheRas, Inc., a Delaware corporation (doing business as BridgeBio Oncology Therapeutics, “BBOT”) and Helix II Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained in the BBOT Business Combination Agreement (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will be merged with and into BBOT, as a result of which BBOT will be the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). Consummation of the transactions contemplated by the BBOT Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the BBOT Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders, and the availability of a minimum amount of aggregate transaction proceeds. For more information, see Note 6.

Going Concern Consideration

As of March 31, 2025, the Company had cash of $963,135 and working capital deficit of $631,351.

Until the consummation of an initial Business Combination, the Company has been and will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing an initial Business Combination.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. If the Company completes a Business Combination, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination by February 14, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2026.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

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

Use of Estimates

The preparation of the unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of other income and expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $963,135 and $1,697,777 in cash as of March 31, 2025 and December 31, 2024, respectively, and no cash equivalents as of such dates.

Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. For the three months ended March 31, 2025, the Company has $1,989,268 of interest earned in the Trust Account of which $955,837 was invested in marketable securities and $1,033,431 of accrued interest will be invested in marketable securities. For the year ended December 31, 2024, the Company has $8,449,291 of interest earned in the Trust Account of which $7,358,108 was invested in marketable securities and $1,091,183 of accrued interest was invested in marketable securities. As of March 31, 2025 and December 31, 2024, the Company has not withdrawn any interest earned on the Trust Account.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$184,000,000
Less:
Public Shares issuance costs	(8,158,738)
Plus:
Accretion of carrying value to redemption value	16,608,029
Class A ordinary shares subject to possible redemption, December 31, 2024	192,449,291
Plus:
Accretion of carrying value to redemption value	1,989,268
Class A ordinary shares subject to possible redemption, March 31, 2025	$194,438,559

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was $0 for the periods presented.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income per ordinary share by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net (loss) income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net (loss) income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Class A	Class B	Class A	Class B
Basic net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(392,024)	$(95,368)	$765,894	$334,547
Denominator
Weighted-average shares outstanding	18,909,000	4,600,000	9,874,700	4,313,333
Basic net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.08	$0.08

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Class A	Class B	Class A	Class B
Diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(392,024)	$(95,368)	$750,726	$349,716
Denominator
Weighted-average shares outstanding	18,909,000	4,600,000	9,874,700	4,600,000
Diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.08	$0.08

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the consolidated condensed statements of operations.

Derivative Liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Subscription Agreements entered into on February 28, 2025 in connection with the BBOT Business Combination (see Note 6) do not qualify to be classified as a liability under ASC 480 nor as a permanent equity under ASC 815. The Company will recognize the Subscription Agreements at fair value under ASC 815 as of the contract inception date, and at each reporting period with changes in fair value recognized within earnings. The Company has followed the guidance in ASC 820 Fair Value Measurement. The initial fair value and the value as of February 28, 2025 of the Subscription Agreements issued was estimated using the underlying economic factors that influenced which of the events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.).

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 during the three months ended March 31, 2025. See Note 9 Segment Information in the accompanying notes to the financial statements for further detail.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2021, Sponsor paid $25,000 to cover certain offering and formation costs of the Company in exchange for 2,875,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Shares). On November 29, 2023, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna and John Schmid, and to the Company’s advisor, Andrew Phillips. On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 shares, resulting in the Sponsor holding a total of 4,222,500 Founder Shares. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 shares, resulting in the Sponsor holding a total of 4,510,000 Founder Shares and the Company’s two independent directors and one advisor each holding 30,000 Founder Shares, which were retroactively presented on the financial statements, with up to 600,000 Founder Shares held by the Sponsor subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On February 11, 2024, the underwriter of the Initial Public Offering delivered the Company a notice of its intention to fully exercise the over-allotment option and on February 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter purchased the additional 2,400,000 Public Shares at a price of $10.00 per Public Share. Accordingly, the Founder Shares are no longer subject to forfeiture.

On February 8, 2025, the board of directors of the Company appointed Mr. Albert A. Holman, III, as an independent director. In connection with his appointment to the board of directors, the Company’s Sponsor transferred 30,000 of the Founder Shares held by it to Mr. Holman.

The Sponsor and the Company’s three independent directors and one advisor (the “Insiders”) have each agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The sale or allocation of the Founder Shares to the Company’s directors on February 8, 2024, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 Founder Shares transferred to the Company’s independent directors and advisor on November 29, 2023 is $309,600 or $3.44 per share. The Founder Shares were granted subject to a service condition (i.e., being part of the Company at the date of the Initial Public Offering through one year from the Initial Public Offering). Stock-based compensation will be recognized ratably from the date of the Initial Public Offering through the one-year anniversary of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The allocation of the Founder Shares to the Company’s director on February 8, 2025, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 Founder Shares transferred to the Company’s independent director on February 8, 2025 is $144,000 or $4.80 per share. The Founder Shares were granted to a service condition (i.e. in connection with the services as a member of the board of directors). Stock-based compensation will be recognized based on the award’s initial fair value upon grant date and recognized over the period in which the services are rendered.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the three months ended March 31, 2025, the Company incurred $19,374 in fees for these services, of which such amounts are shown as due to related party in the accompanying balance sheets. For the three months ended March 31, 2024, the Company incurred $9,687 in fees for these services, of which such amounts are shown as due to related party in the accompanying balance sheets.

Promissory Note — Related Party

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, the Company had no amounts outstanding under the Promissory Note. Borrowing under the Promissory Note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. If the Company completes a Business Combination, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Other Agreements

The BBOT Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Helix Support Agreement

In connection with the execution of the BBOT Business Combination Agreement, on February 28, 2025, certain Company shareholders and Insiders (the “Helix Supporting Shareholders”), including the Sponsor, three investment vehicles managed by Cormorant Asset Management, LP (“Cormorant” and, the investment vehicles managed by Cormorant, the “Cormorant Funds”) each holding Class A ordinary shares, and the independent directors and an advisor of the Company each holding Class B ordinary shares (the “Helix Existing Investors”), entered into a support agreement with the Company and BBOT (the “Helix Support Agreement”). Under the Helix Support Agreement, among other things, each Helix Supporting Shareholder agreed to vote, at any meeting of the shareholders of the Company, and in any action by written consent of the shareholders of the Company, all of such Helix Supporting Shareholders’ Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Parent Proposals (as defined in the BBOT Business Combination Agreement), and any other matters necessary or reasonably requested by the Company for consummation of the Domestication, the Merger or any other transactions contemplated by the BBOT Business Combination Agreement and the approval of the Parent Proposals; (ii) against any Alternative Proposal or Alternative Transaction or any proposal relating to an Alternative Proposal or Alternative Transaction (as defined in the BBOT Business Combination Agreement, respectively); and (iii) in favor of any proposal sought by the Company to extend the deadline by which the Company must consummate its initial business combination. In addition, the Helix Support Agreement prohibits each Helix Supporting Shareholder from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by such Helix Supporting Shareholder except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; (c) the liquidation of the Company; (d) the written agreement of each of the terminating Helix Supporting Shareholder(s), the Company and BBOT with respect to terminating the rights and obligations under the Helix Support Agreement of a specific Helix Supporting Shareholder or a subset of Helix Supporting Shareholders; and (e) the written agreement of all Helix Supporting Shareholders, the Company and BBOT to terminate the Helix Support Agreement in its entirety. Pursuant to the Helix Support Agreement, each of Cormorant Funds and its permitted transferees irrevocably and unconditionally covenants and agrees not to submit any Class A ordinary shares owned by it for redemption in connection with the BBOT Business Combination. Additionally, the Sponsor and Helix Existing Investors will comply with their non-redemption obligations as specified in the Letter Agreement.

Further, if and only if the Company Closing Cash (as defined in the BBOT Business Combination Agreement) is less than $400,000,000, the Sponsor will forfeit a number of shares of PubCo Common Stock (the “Contribution Shares”) equal to (a) 3,360,000 multiplied by (b) one minus the number resulting from dividing (i) the Company Closing Cash by (ii) $400,000,000, with any fractional share rounded to the nearest whole number resulting from such product.

Each of the Sponsor and each Helix Existing Investor agreed to elect to convert their Class B ordinary shares into Class A ordinary shares immediately prior to the Domestication and to waive their rights under the Articles to have their Class B ordinary shares converted into Class A ordinary shares at a ratio of greater than one-to-one.

In addition, pursuant to the Helix Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the Closing, forfeit and surrender to the Company such number of Class B ordinary shares (the “Sponsor Forfeited Shares”) held by the Sponsor equal to the quotient of (i) the difference between (A) the Redemption Price multiplied by 4,600,000 less (B) $46,000,000 divided by (ii) the Redemption Price (as defined in the BBOT Business Combination Agreement).

BBOT Written Consent and Support Agreements

Concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, BBOT obtained and delivered to Company the written consents of a sufficient number of shares of BBOT capital stock required to approve the BBOT Business Combination Agreement, each ancillary agreement to which BBOT is a party, and the BBOT Business Combination.

Additionally, concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, the Company, BBOT, and certain stockholders of BBOT (the “BBOT Supporting Stockholders”) entered into a support agreement (the “BBOT Support Agreement”). Pursuant to the BBOT Support Agreement, each BBOT Supporting Stockholder (i) agreed that each existing investor rights agreement of BBOT will automatically terminate upon the Closing, (ii) agreed not to make any proposal or offer that constitutes an Alternative Transaction, among other things, and (iii) waived and agreed not to exercise any rights of appraisal or rights to dissent it may have in connection with the Merger.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Subscription Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including Cormorant and other existing shareholders of the Company (collectively, the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of approximately $260,000,000 of PubCo Common Stock (the “PIPE Shares”), at a purchase price equal to the Redemption Price (as defined in the BBOT Business Combination Agreement) (the “PIPE Investments”). Cormorant Funds subscribed for an aggregate of $75,000,000 of PIPE Investments.

The obligations of each party to consummate the PIPE Investments are conditioned upon, among other things, (i) the PubCo Common Stock having been approved for listing on Nasdaq Stock Market LLC; (ii) all conditions precedent to the closing of the BBOT Business Combination set forth in Article IX of the BBOT Business Combination Agreement having been satisfied or waived; and (iii) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the PIPE Investment illegal or otherwise prohibiting its consummation; (iv) no subscription agreement, side letter, or other agreement or understanding with any other PIPE Investor having been amended, modified, or waived in any manner that benefits such other PIPE Investor unless each PIPE Investor has been offered the same benefits; (v) the Company having received not less than $200 million in cash from the PIPE Investments; and (vi) no BBOT Material Adverse Effect or Helix Material Adverse Effect (each as defined in the BBOT Business Combination Agreement) having occurred.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 509,000 Class A ordinary shares issued and outstanding, excluding 18,400,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 4,600,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (a) the total number of all Class A ordinary shares outstanding upon completion of the IPO plus (b) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination; minus (c) the number of Public Shares redeemed in connection with a Business Combination, provided that such conversion of Class B ordinary shares into Class A ordinary shares will never be at a rate of less than one-to-one.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

At March 31, 2025, assets held in the Trust Account were comprised of $31 in cash and $194,438,528 in U.S. Treasury Bills. As of March 31, 2025, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $634 in cash and $192,448,657 in U.S. Treasury Bills. As of December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Assets:
U.S. Treasury Bills held in Trust Account (Matures on May 15, 2025)	1	$194,438,529	$192,448,657

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 9.  SEGMENT INFORMATION

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

The Company’s Chief Financial Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Month Ended March 31, 2025	Three Month Ended March 31, 2024
General and administrative expenses	$2,421,186	$66,701
Interest earned on marketable securities held in Trust Account	$1,989,268	$1,206,515

The CODM reviews interest earned marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated condensed balance sheet date up to the date that the consolidated condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any Business Combination (including the proposed BBOT Business Combination), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of any Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company for an initial business combination and negotiating and attempting to complete the proposed BBOT Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $487,392, which consisted of general and administrative expenses of $2,421,186 and share-based compensation expense of $57,919, partially offset by interest earned on marketable securities held in the Trust Account of $1,989,268 and interest earned on bank deposits of $2,445.

For the three months ended March 31, 2024, we had net income of $1,100,442, which consisted of interest earned on marketable securities held in the Trust Account of $1,206,515, partially offset by formation and operational costs of $66,701 and share-based compensation expense of $39,372.

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

Following the IPO and the private placement, a total of $184,000,000 ($10.00 per Public Share) was placed in the Trust Account. We incurred $8,180,834 in IPO related costs, including $1,840,000 of upfront cash underwriting fee, $5,520,000 of deferred underwriting fee and $820,834 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $734,642. Net loss of $487,392 was affected by interest earned on marketable securities held in the Trust Account of $1,989,268 and share-based compensation of $57,919. Changes in operating assets and liabilities provided $1,684,099 of cash for operating activities.

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

As of March 31, 2025, we had marketable securities held in the Trust Account of $194,438,559 (including $10,438,559 of interest income). The Trust Account is either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025 and December 31, 2024, we had cash of $963,135 and $1,697,777, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services.

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

We have determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination by February 14, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We did not identify any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 during the three months ended March 31, 2025.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated condensed financial statements.

Recent Developments

The Appointment of Albert A. Holman, III

On February 8, 2025, Albert A. Holman, III, was appointed to serve as a Class III director with a term expiring at the Company’s third annual meeting of shareholders. Following the appointment, Mr. Holman serves on the audit committee of the board of directors. In connection with his appointment to the board of directors, the Sponsor transferred 30,000 founder shares held by it to Mr. Holman.

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

Immediately prior to the Domestication, (1) the Company will effect the redemption of Public Shares validly submitted for redemption and not withdrawn, (2) the Sponsor will forfeit the Sponsor Forfeited Shares (as defined below), and (3) each holder of each issued and outstanding Class B ordinary share (other than the Sponsor Forfeited Shares) will irrevocably and unconditionally elect to convert, on a one-for-one basis, each Class B ordinary share held by it into one Class A ordinary share (the “Class B Share Conversion”). At the effective time of the Domestication, each outstanding Class A ordinary share (not including Public Shares validly submitted for redemption nor the Sponsor Forfeited Shares, but including Class A ordinary shares issued upon the Class B Share Conversion) will be reclassified as one share of common stock, par value $0.0001 per share, of PubCo (the “PubCo Common Stock”).

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

Consideration and Structure

The “Aggregate Merger Consideration” to be issued to BBOT stockholders in connection with the Merger will be determined by dividing (a) $461,051,546 (the “Equity Value”) by (b) the price (the “Redemption Price”) at which each Class A ordinary share may be redeemed in connection with the BBOT Business Combination. The “Consideration Ratio” is the number of shares of PubCo Common Stock to be issued in exchange for issued and outstanding BBOT capital stock upon the Merger, and is equal to the quotient obtained by dividing (x) the Aggregate Merger Consideration by (y) the Aggregate Fully Diluted Company Shares, as defined in the BBOT Business Combination Agreement.

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

The obligations of BBOT to consummate the BBOT Business Combination are further subject to additional conditions, including, among others: (i) material compliance by the Company and Merger Sub with their respective agreements and covenants under the BBOT Business Combination Agreement; (ii) the truth and accuracy of the representations and warranties of the Company and Merger Sub, subject to customary bring-down standards; (iii) the execution of the Registration Rights Agreement and Lock-Up Agreements; and (iv) the aggregate cash proceeds (the “Company Closing Cash”) from the Company’s Trust Account, together with the aggregate cash proceeds actually received from the PIPE Investments (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Company shareholders that exercise their redemption rights in connection with the BBOT Business Combination and prior to the payment of transaction expenses).

Other Agreements

The BBOT Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Helix Support Agreement

In connection with the execution of the BBOT Business Combination Agreement, on February 28, 2025, certain Company shareholders and Insiders (the “Helix Supporting Shareholders”), including the Sponsor, three investment vehicles managed by Cormorant Asset Management, LP (“Cormorant” and, the investment vehicles managed by Cormorant, the “Cormorant Funds”) each holding Class A ordinary shares, and the independent directors and an advisor of the Company each holding Class B ordinary shares (the “Helix Existing Investors”), entered into a support agreement with the Company and BBOT (the “Helix Support Agreement”). Under the Helix Support Agreement, among other things, each Helix Supporting Shareholder agreed to vote, at any meeting of the shareholders of the Company, and in any action by written consent of the shareholders of the Company, all of such Helix Supporting Shareholders’ Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Parent Proposals (as defined in the BBOT Business Combination Agreement), and any other matters necessary or reasonably requested by the Company for consummation of the Domestication, the Merger or any other transactions contemplated by the BBOT Business Combination Agreement and the approval of the Parent Proposals; (ii) against any Alternative Proposal or Alternative Transaction or any proposal relating to an Alternative Proposal or Alternative Transaction (as defined in the BBOT Business Combination Agreement, respectively); and (iii) in favor of any proposal sought by the Company to extend the deadline by which the Company must consummate its initial business combination. In addition, the Helix Support Agreement prohibits each Helix Supporting Shareholder from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by such Helix Supporting Shareholder except to certain permitted transferees, until the earliest of (a) the effective time of the Merger, (b) such date and time as the BBOT Business Combination Agreement is terminated in accordance with its terms; (c) the liquidation of the Company; (d) the written agreement of each of the terminating Helix Supporting Shareholder(s), the Company and BBOT with respect to terminating the rights and obligations under the Helix Support Agreement of a specific Helix Supporting Shareholder or a subset of Helix Supporting Shareholders; and (e) the written agreement of all Helix Supporting Shareholders, the Company and BBOT to terminate the Helix Support Agreement in its entirety. Pursuant to the Helix Support Agreement, each of Cormorant Funds and its permitted transferees irrevocably and unconditionally covenants and agrees not to submit any Class A ordinary shares owned by it for redemption in connection with the BBOT Business Combination. Additionally, the Sponsor and Helix Existing Investors will comply with their non-redemption obligations as specified in the Letter Agreement.

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

BBOT Written Consent and Support Agreements

Concurrently and immediately prior to the signing of the BBOT Business Combination Agreement, BBOT obtained and delivered to Company the written consents of a sufficient number of shares of BBOT capital stock required to approve the BBOT Business Combination Agreement, each ancillary agreement to which BBOT is a party, and the BBOT Business Combination.

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

Subscription Agreement

In connection with the BBOT Business Combination, on February 28, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including Cormorant and other existing shareholders of the Company (collectively, the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of approximately $260,000,000 of PubCo Common Stock (the “PIPE Shares”), at a purchase price equal to the Redemption Price (the “PIPE Investments”). Cormorant Funds subscribed for an aggregate of $75,000,000 of PIPE Investments.

The obligations of each party to consummate the PIPE Investments are conditioned upon, among other things, (i) the PubCo Common Stock having been approved for listing on Nasdaq Stock Market LLC; (ii) all conditions precedent to the closing of the BBOT Business Combination set forth in Article IX of the BBOT Business Combination Agreement having been satisfied or waived; (iii) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the PIPE Investment illegal or otherwise prohibiting its consummation; (iv) no subscription agreement, side letter, or other agreement or understanding with any other PIPE Investor having been amended, modified, or waived in any manner that benefits such other PIPE Investor unless each PIPE Investor has been offered the same benefits; (v) the Company having received not less than $200 million in cash from the PIPE Investments; and (vi) no BBOT Material Adverse Effect or Helix Material Adverse Effect (each as defined in the BBOT Business Combination Agreement) having occurred.

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

Lock-Up Agreement and Lock-Up Provisions of PubCo Bylaws

In connection with the Closing, the Sponsor, Cormorant Funds and the Helix Existing Investors will enter into a lock-up agreement (the “Lock-Up Agreement”) with PubCo.

Pursuant to the Lock-Up Agreement, the Sponsor, Cormorant Funds, and each Helix Existing Investor will agree not to transfer (except for certain permitted transfers) any shares of PubCo Common Stock held by such holder after the Domestication until one year after the later of (i) the filing of the Form 10 Information (as defined in Rule 144(i)(3) of the Securities Act) with the SEC and (ii) the Closing Date (the “Lock-Up Period”).

PubCo’s bylaws, which are expected to be adopted at the Closing, will also provide that BBOT stockholders who receive shares of PubCo Common Stock from PubCo as consideration pursuant to the Merger, or upon the settlement or exercise of warrants, stock options, restricted stock units or other equity awards assumed, continued, or substituted by PubCo pursuant to the Business Combination Agreement (provided that the lock-up does not apply to shares acquired in the Domestication or PIPE Investment, or in the public market or pursuant to a transaction exempt from registration under the Securities Act that occurs on or after the Closing), will not be permitted to transfer such shares of PubCo Common Stock (except for certain permitted transfers) following the Closing as follows: (i) stockholders who are employed at BBOT and held a position below the level of Vice President immediately prior to Closing (the “Employee Lock-Up Holders”) will be subject to lock-up during the period beginning on the Closing Date and ending on the day that is the six month anniversary of the Closing Date and (ii) BBOT stockholders who are not Employee Lock-Up Holders will be subject to lock-up during the Lock-Up Period. If any lock-up obligation under PubCo’s bylaws is waived or repealed by PubCo’s board of directors, then PubCo’s board of directors will be required to also waive or repeal (as applicable) any lock-up obligation of each party under the Lock-Up Agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact the business of TheRas, Inc. (d/b/a BridgeBio Oncology Therapeutics) or another target business with which we seek to complete an initial business combination (collectively, a “Target”). Trade disputes could also adversely impact supply chains which could now or in the future increase costs for a Target or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets, to the business of our Target, and to our ability to complete our initial business combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.1	Helix Support Agreement, dated as of February 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.2	BBOT Support Agreement, dated as of February 28, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.4	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
10.5	Letter Agreement, dated February 8, 2025, by and between the Company and Albert A. Holman, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2025).
10.6	Joinder Agreement, dated February 8, 2025, by and between the Company and Albert A. Holman, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

PART III. SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ACQUISITION CORP. II

Date: May 15, 2025	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)