Form 10-Q
period 2025-06-30
Helix Acquisition Corp. II
filed 2025-08-01
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 1, 2025, there were 18,909,000 Class A ordinary shares, $0.0001 par value and 4,600,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets
Cash	$664,231	$1,697,777
Prepaid expense and other current assets	62,500	2,160
Prepaid insurance – current portion	150,048	249,840
Total current assets	876,779	1,949,777

Long-term prepaid insurance	—	25,128
Marketable securities held in Trust Account	196,513,558	192,449,291
TOTAL ASSETS	$197,390,337	$194,424,196

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,522,262	$119,706
Due to related party	106,557	67,809
Total current liabilities	2,628,819	187,515
Deferred underwriting fee	5,520,000	5,520,000
TOTAL LIABILITIES	8,148,819	5,707,515

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 18,400,000 shares at redemption value of $10.68 and $10.46 per share as of June 30, 2025 and December 31, 2024, respectively	196,513,558	192,449,291

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 509,000 shares issued and outstanding (excluding 18,400,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	51	51
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,600,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	460	460
Additional paid-in capital	—	—
Accumulated deficit	(7,272,551)	(3,733,121)
TOTAL SHAREHOLDERS’ DEFICIT	(7,272,040)	(3,732,610)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$197,390,337	$194,424,196

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,121,848	$152,343	$3,543,034	$219,044
Loss from operations	(1,121,848)	(152,343)	(3,543,034)	(219,044)

Other income (expense):
Share-based compensation expense	(36,000)	(77,400)	(93,919)	(116,772)
Interest earned on bank	1,159	—	3,604	—
Interest earned on marketable securities held in Trust Account	2,074,999	2,442,279	4,064,267	3,648,794
Total other income, net	2,040,158	2,364,879	3,973,952	3,532,022

Net income	$918,310	$2,212,536	$430,918	$3,312,978

Basic weighted average shares outstanding, Class A ordinary shares	18,909,000	18,909,000	18,909,000	14,416,807

Basic net income per share, Class A ordinary shares	$0.04	$0.09	$0.02	$0.18

Diluted weighted average shares outstanding, Class A ordinary shares	18,909,000	18,909,000	18,909,000	14,416,807

Diluted net income per share, Class A ordinary shares	$0.04	$0.09	$0.02	$0.17

Basic weighted average shares outstanding, Class B ordinary shares(1)	4,600,000	4,600,000	4,600,000	4,457,459

Basic net income per share, Class B ordinary shares	$0.04	$0.09	$0.02	$0.18

Diluted weighted average shares outstanding, Class B ordinary shares(1)	4,600,000	4,600,000	4,600,000	4,600,000

Diluted net income per share, Class B ordinary shares	$0.04	$0.09	$0.02	$0.17

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and the Company’s two independent directors and one advisor. All shares and per share amounts have been retroactively restated.

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	509,000	$51	4,600,000	$460	$—	$(3,733,121)	$(3,732,610)
Share-based compensation expense	—	—	—	—	57,919	—	57,919
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(57,919)	(1,931,349)	(1,989,268)
Net loss	—	—	—	—	—	(487,392)	(487,392)
Balance – March 31, 2025 (unaudited)	509,000	51	4,600,000	460	—	(6,151,862)	(6,151,351)
Share-based compensation expense	—	—	—	—	36,000	—	36,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,000)	(2,038,999)	(2,074,999)
Net loss	—	—	—	—	—	918,310	918,310
Balance – June 30, 2025 (unaudited)	509,000	$51	4,600,000	$460	$—	$(7,272,551)	$(7,272,040)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	4,600,000	$460	$24,540	$(88,569)	$(63,569)
Sale of 509,000 Private Placement Shares	509,000	51	—	—	5,089,949	—	5,090,000
Allocated value of transaction costs to private shares	—	—	—	—	(22,096)	—	(22,096)
Share-based compensation expense	—	—	—	—	39,372	—	39,372
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(5,131,765)	(4,233,488)	(9,365,253)
Net income	—	—	—	—	—	1,100,442	1,100,442
Balance – March 31, 2024 (unaudited)(1)	509,000	51	4,600,000	460	—	(3,221,615)	(3,221,104)
Share-based compensation expense	—	—	—	—	77,400	—	77,400
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(77,400)	(2,364,879)	(2,442,279)
Net income	—	—	—	—	—	2,212,536	2,212,536
Balance – June 30, 2024 (unaudited)(1)	509,000	$51	4,600,000	$460	$—	$(3,373,958)	$(3,373,447)

(1)	On February 1, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,437,500 Class B ordinary shares, resulting in a total of 4,312,500 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2024, the Company effected a share capitalization with respect to the Class B ordinary shares of 287,500 Class B ordinary shares, resulting in a total of 4,600,000 Class B ordinary shares held by the Sponsor and Company’s two independent directors and one advisor. On February 8, 2025, in connection with the appointment of a third independent director, Albert A. Homan III, to the board of directors, the Sponsor transferred 30,000 of the Class B ordinary shares held by it to Mr. Holman. All shares and per share amounts have been retroactively restated.

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$430,918	$3,312,978
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,064,267)	(3,648,794)
Non-cash accrued offering costs adjustment	—	(81,000)
Share-based compensation expense	93,919	116,772
Changes in operating assets and liabilities:
Prepaid expense and other currents assets	(60,340)	(11,307)
Short-term prepaid insurance	99,792	(249,840)
Long-term prepaid insurance	25,128	(150,048)
Due to sponsor	38,748	—
Accounts payable and accrued expenses	2,402,556	64,141
Net cash used in operating activities	(1,033,546)	(647,098)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(184,000,000)
Net cash used in investing activities	—	(184,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares, net of underwriting discounts paid	—	182,160,000
Proceeds from sale of Private Placement Shares	—	5,090,000
Repayment of promissory note – related party	—	(209,853)
Payment of offering costs	—	(578,550)
Net cash provided by financing activities	—	186,461,597

Net Change in Cash	(1,033,546)	1,814,499
Cash – Beginning of period	1,697,777	—
Cash – End of period	$664,231	$1,814,499

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor through promissory note	$—	$139,758

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has one subsidiary, Helix II Merger Sub Inc., a Delaware corporation, a direct wholly owned subsidiary of the Company incorporated on February 26, 2025. As of June 30, 2025, the subsidiary had no activity.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination but intends to focus on healthcare and healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 15, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and negotiating and attempting to complete the proposed BBOT Business Combination (defined below). The Company does not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Proposed Business Combination with TheRas, Inc. (dba BridgeBio Oncology Therapeutics)

On February 28, 2025, the Company entered into a business combination agreement (as amended on June 17, 2025, the “BBOT Business Combination Agreement”, and the transactions contemplated thereby, including the Domestication and Merger, each as defined below, the “BBOT Business Combination”) with TheRas, Inc., a Delaware corporation (doing business as BridgeBio Oncology Therapeutics, “BBOT”) and Helix II Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained in the BBOT Business Combination Agreement (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will be merged with and into BBOT, as a result of which BBOT will be the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). Consummation of the transactions contemplated by the BBOT Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the BBOT Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders, and the availability of a minimum amount of aggregate transaction proceeds. For more information, see Note 6.

Going Concern Consideration

As of June 30, 2025, the Company had cash of $664,231 and working capital deficit of $1,752,040.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. If the Company completes a Business Combination, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”codified in the ASC 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination by February 14, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2026.

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

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $664,231 and $1,697,777 in cash as of June 30, 2025 and December 31, 2024, respectively, and no cash equivalents as of such dates.

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. For the six months ended June 30, 2025, the Company has $4,064,267 of interest earned in the Trust Account of which $3,248,056 was invested in marketable securities and $816,211 of accrued interest will be invested in marketable securities. For the year ended December 31, 2024, the Company has $8,449,291 of interest earned in the Trust Account of which $7,358,108 was invested in marketable securities and $1,091,183 of accrued interest was invested in marketable securities. As of June 30, 2025 and December 31, 2024, the Company has not withdrawn any interest earned on the Trust Account.

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$184,000,000
Less:
Public Shares issuance costs	(8,158,738)
Plus:
Accretion of carrying value to redemption value	16,608,029
Class A ordinary shares subject to possible redemption, December 31, 2024	192,449,291
Plus:
Accretion of carrying value to redemption value	4,064,267
Class A ordinary shares subject to possible redemption, June 30, 2025	$196,513,558

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was $0 for the periods presented.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income per ordinary share by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$738,625	$179,685	$1,779,610	$432,926	$346,600	$84,318	$2,530,566	$782,412
Denominator
Weighted-average shares outstanding	18,909,000	4,600,000	18,909,000	4,600,000	18,909,000	4,600,000	14,416,807	4,457,459
Basic net income per ordinary share	$0.04	$0.04	$0.09	$0.09	$0.02	$0.02	$0.18	$0.18

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$738,625	$179,685	$1,779,610	$432,926	$346,600	$84,318	$2,511,598	$801,380
Denominator
Weighted-average shares outstanding	18,909,000	4,600,000	18,909,000	4,600,000	18,909,000	4,600,000	14,416,807	4,600,000
Diluted net income per ordinary share	$0.04	$0.04	$0.09	$0.09	$0.02	$0.02	$0.17	$0.17

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Subscription Agreements entered into on February 28, 2025 in connection with the BBOT Business Combination (see Note 6) do not qualify to be classified as a liability under ASC 480. The Company will recognize the Subscription Agreements at fair value under ASC 815 as of the contract inception date, and at each reporting period with changes in fair value recognized within earnings. The Company has followed the guidance in ASC 820 Fair Value Measurement. The initial fair value and the value as of February 28, 2025 of the Subscription Agreements issued was estimated using the underlying economic factors that influenced which of the events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.).

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Recent Accounting Standards

In March 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company's management adopted it in its financial statements and related disclosures. The adoption of ASU 2024-01 did not have a material impact on the accompanying financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company’s management adopted in its financial statements and related disclosures. See Note 9 Segment Information in the accompanying notes to the financial statements for further detail.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on February 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. In addition, the Company has agreed that it will indemnify the Sponsor, members and managers and representatives of the Sponsor (collectively, “Sponsor Indemnitees”) from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against any Sponsor Indemnitees alleging any expressed or implied management or endorsement by Sponsor Indemnitees of any of the Company’s activities or any express or implied association between Sponsor Indemnitees, on the one hand, and the Company or any of its other affiliates, on the other hand. For the three and six months ended June 30, 2025, the Company incurred $19,374 and $38,748 in fees for these services, of which such amounts are shown as due to related party in the accompanying condensed balance sheets. For the three and six months ended June 30, 2024, the Company incurred $19,374 and $29,061 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On June 19, 2021, as amended in October 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2024 or (ii) the completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Promissory Note. Borrowing under the Promissory Note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. If the Company completes a Business Combination, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 509,000 Class A ordinary shares issued and outstanding, excluding 18,400,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 4,600,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

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

At June 30, 2025, assets held in the Trust Account were comprised of $328 in cash and $196,513,230 in U.S. Treasury Bills. As of June 30, 2025, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $634 in cash and $192,448,657 in U.S. Treasury Bills. As of December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2025	2024
Assets:
U.S. Treasury Bills held in Trust Account (Matures on July 31, 2025)	1	$196,513,230	$192,448,657

HELIX ACQUISITION CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 9.  SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s Chief Financial Officer has been identified as the CODM, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,121,848	$152,343	$3,543,034	$219,044
Interest earned on marketable securities held in Trust Account	$2,074,999	$2,442,279	$4,064,267	$3,648,794

The CODM reviews interest earned marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company for an initial business combination and negotiating and attempting to complete the proposed BBOT Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $918,310, which consisted of interest earned on marketable securities held in the Trust Account of $2,074,999 and interest earned on bank deposits of $3,604, partially offset by general and administrative expenses of $4,064,267 and share-based compensation expense of $36,000.

For the six months ended June 30, 2025, we had net income of $ 430,918, which consisted of interest earned on marketable securities held in the Trust Account of $4,064,267 and interest earned on bank deposits of $1,159, partially offset by general and administrative expenses of $1,121,848 and share-based compensation expense of $93,919.

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

For the six months ended June 30, 2025, cash used in operating activities was $1,033,546. Net income of $430,918 was affected by interest earned on marketable securities held in the Trust Account of $4,064,267 and share-based compensation of $93,919. Changes in operating assets and liabilities provided $2,505,884 of cash for operating activities.

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

As of June 30, 2025, we had marketable securities held in the Trust Account of $196,513,558 (including $12,513,558 of interest income). The Trust Account is either held in cash, deposited into an interest bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025 and December 31, 2024, we had cash of $664,231 and $1,697,777, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $6,458 per month to our Sponsor for office space, utilities, administrative services and remote support services.

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

We believe that amounts not held in trust will not be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial business combination, which we have 24 months from the consummation of the IPO to complete. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination by February 14, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 during the six months ended f, 2025.

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

On June 17, 2025, Helix, BBOT and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement, pursuant to which parties agreed to (i) increase the number of directors to be appointed to the board of PubCo from seven directors to eight directors and (ii) amend the list of officers of PubCo to include a Chief Financial Officer to be mutually agreed on by the parties thereto.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact the business of BBOT or another target business with which we seek to complete an initial business combination (collectively, a “Target”). Trade disputes could also adversely impact supply chains which could now or in the future increase costs for a Target or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets, to the business of our Target, and to our ability to complete our initial business combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2025).
2.2	Amendment No. 1 to Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc., and Helix Merger Sub, Inc., dated as of June 17, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 1, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

PART III. SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ACQUISITION CORP. II

Date: August 1, 2025	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)