Form 10-Q
period 2025-09-30
BridgeBio Oncology Therapeutics, Inc.
filed 2025-11-12
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41955

BRIDGEBIO ONCOLOGY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-3690783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
256 E. Grand Avenue, Suite 104 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 405-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BBOT	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2025, the registrant had 79,988,687 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the periods ended September 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults Upon Senior Securities	94
Item 4.	Mine Safety Disclosures	94
Item 5.	Other Information	95
Item 6.	Exhibits	96
Signatures		98

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except shares and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$408,741	$30,851
Short-term marketable securities	59,544	124,780
Receivables from related parties	226	81
Prepaid expenses and other current assets	7,499	2,981
Total current assets	476,010	158,693
Property and equipment, net	827	490
Operating lease right-of-use asset	2,440	—
Other non-current assets	5,384	4,986
Restricted cash	132	132
Total assets	$484,793	$164,301
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,650	$3,074
Accrued compensation and benefits	4,489	3,821
Accrued research and development liabilities	24,107	8,276
Accrued professional services	2,091	655
Payables to related parties	691	483
Operating lease liability, current	506	—
Other accrued liabilities	178	166
Participation right liability	—	3,105
Total current liabilities	35,712	19,580
Operating lease liability, noncurrent	2,381	—
Total liabilities	38,093	19,580
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2025; 36,386,702 shares authorized, issued and outstanding as of December 31, 2024; liquidation preference of $347,227 as of December 31, 2024	—	323,358
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025; no shares issued and outstanding as of September 30, 2025; no shares authorized, issued and outstanding as of December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 and 41,341,250 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 79,196,710 and 28,415 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	—
Additional paid-in capital	764,426	43,538
Accumulated deficit	(317,770)	(222,523)
Accumulated other comprehensive income	36	348
Total stockholders’ equity (deficit)	446,700	(178,637)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$484,793	$164,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (1)	35,052	17,889	83,125	53,567
General and administrative (2)	14,129	1,775	19,286	5,417
Total operating expenses	49,181	19,664	102,411	58,984
Loss from operations	(49,181)	(19,664)	(102,411)	(58,984)
Other income (expense), net:
Interest income	3,444	2,473	6,919	4,244
Income from transition services agreements (3)	1,010	432	1,010	716
Change in fair value of participation right liability	—	(564)	(725)	(564)
Other income (expense)	(30)	—	(40)	—
Total other income (expense), net	4,424	2,341	7,164	4,396
Net loss	$(44,757)	$(17,323)	$(95,247)	$(54,588)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1,562.18)	$(6.49)	$(4,922.72)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,491,085	11,089	14,684,990	11,089

(1)
Research and development expenses include related party amounts of $153 and $590 for the three and nine months ended September 30, 2025, respectively. Research and development expenses include related party amounts of $636 and $8,645 for the three and nine months ended September 30, 2024, respectively.
(2)
General and administrative expenses include related party amounts of $7,905 and $8,274 for the three and nine months ended September 30, 2025, respectively. General and administrative expenses include related party amounts of $226 and $2,615 for the three and nine months ended September 30, 2024, respectively.
(3)
No income from related parties was recognized in connection to transition services agreements for the three and nine months ended September 30, 2025. Income from transaction services agreements includes related party amounts of $432 and $716 for the three and nine months ended September 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive loss, net of tax:
Net loss	$(44,757)	$(17,323)	$(95,247)	$(54,588)
Unrealized gains (losses) on marketable securities	(15)	789	(312)	730
Comprehensive loss	$(44,772)	$(16,534)	$(95,559)	$(53,858)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balances as of December 31, 2024	409,272,108	$323,358	319,612	$—	$43,538	$(222,523)	$348	$(178,637)
Reverse recapitalization	(372,885,406)	—	(291,197)	—	—	—	—	—
Balances as of December 31, 2024	36,386,702	323,358	28,415	$—	$43,538	$(222,523)	$348	$(178,637)
Conversion of Series B redeemable convertible preferred stock into common stock	(21,783)	(189)	21,783	—	189	—	—	189
Stock-based compensation	—	—	—	—	627	—	—	627
Unrealized losses on marketable securities	—	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(22,055)	—	(22,055)
Balances as of March 31, 2025	36,364,919	323,169	50,198	—	44,354	(244,578)	191	(200,033)
Issuance of Series B redeemable convertible preferred stock for cash consideration and settlement of participation right liability	2,509,446	26,052	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	875	—	—	875
Unrealized losses on marketable securities	—	—	—	—	—	—	(140)	(140)
Net loss	—	—	—	—	—	(28,435)	—	(28,435)
Balances as of June 30, 2025	38,874,365	349,221	50,198	—	45,229	(273,013)	51	(227,733)
Conversion of redeemable convertible preferred stock into common stock	(38,874,365)	(349,221)	38,874,365	4	349,217	—	—	349,221
Issuance of common stock in connection with reverse recapitalization and PIPE Financing, net of issuance costs	—	—	40,272,147	4	360,786	—	—	360,790
Stock-based compensation	—	—	—	—	1,425	—	—	1,425
Fair value of common stock issuable to related party					7,769			7,769
Unrealized losses on marketable securities	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(44,757)	—	(44,757)
Balances as of September 30, 2025	—	$—	79,196,710	$8	$764,426	$(317,770)	$36	$446,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2023	129,580,878	$104,808	124,726	$—	$32,607	$(148,248)	$—	$(115,641)
Reverse recapitalization	(118,060,371)	—	(113,637)	—	—	—	—	—
Balances as of December 31, 2023	11,520,507	$104,808	11,089	$—	$32,607	$(148,248)	$—	$(115,641)
Issuance of Series A redeemable convertible preferred stock to BridgeBio Pharma for cash consideration	525,976	5,090	—	—	825	—	—	825
Contribution from BridgeBio Pharma	—	—	—	—	732	—	—	732
Stock-based compensation	—	—	—	—	660	—	—	660
Net loss	—	—	—	—	—	(15,442)	—	(15,442)
Balances as of March 31, 2024	12,046,483	109,898	11,089	—	34,824	(163,690)	—	(128,866)
Issuance of Series B redeemable convertible preferred stock for cash consideration, net of issuance costs	22,585,007	196,720	—	—	—	—	—	—
Contribution from BridgeBio Pharma	—	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	—	279	—	—	279
Conversion of related party payables into Series A redeemable convertible preferred stock issued to BridgeBio Pharma	1,755,212	16,740	—	—	3,000	—	—	3,000
Deemed contribution from BridgeBio Pharma upon forgiveness of related party payables	—	—	—	—	3,698	—	—	3,698
Unrealized losses on marketable securities	—	—	—	—	—	—	(59)	(59)
Net loss	—	—	—	—	—	(21,823)	—	(21,823)
Balances as of June 30, 2024	36,386,702	323,358	11,089	—	42,131	(185,513)	(59)	(143,441)
Stock-based compensation	—	—	—	—	768	—	—	768
Unrealized gains on marketable securities	—	—	—	—	—	—	789	789
Net loss	—	—	—	—	—	(17,323)	—	(17,323)
Balances as of September 30, 2024	36,386,702	$323,358	11,089	$—	$42,899	$(202,836)	$730	$(159,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(95,247)	$(54,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	196	156
Stock-based compensation	2,927	3,838
Fair value of common stock issuable to related party	7,769	—
Change in fair value of participation right liability	725	564
Net accretion of premiums on marketable securities	(1,171)	(1,156)
Amortization of right-of-use assets	220	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,365)	(1,334)
Other non-current assets	(398)	(3,585)
Accounts payable	577	543
Accrued compensation and benefits	667	2,041
Accrued research and development liabilities	15,831	3,815
Accrued professional services	480	165
Operating lease liabilities	74	—
Other accrued liabilities	(7)	92
Balances due to and from related parties	62	9,457
Net cash used in operating activities	(71,660)	(39,992)
Investing activities
Maturities of marketable securities	128,976	5,978
Purchases of marketable securities	(62,881)	(154,431)
Change in related party receivables related to cash pooling arrangement	—	2,406
Purchases of property and equipment	(533)	(39)
Net cash provided by (used in) investing activities	65,562	(146,086)
Financing activities
Proceeds from reverse recapitalization and PIPE Financing	373,457	—
Payment of deferred transaction costs	(11,691)	—
Issuance of Series A redeemable convertible preferred stock	—	5,915
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	22,222	199,261
Contribution from BridgeBio Pharma	—	1,062
Net cash provided by financing activities	383,988	206,238
Net increase in cash, cash equivalents, and restricted cash	377,890	20,160
Cash, cash equivalents, and restricted cash at beginning of period	30,983	250
Cash, cash equivalents, and restricted cash at end of period	$408,873	$20,410
Supplemental disclosures of non-cash investing and financing activities:
Settlement of participation right liability upon issuance of Series B redeemable convertible preferred stock	$3,830	$—
Right-of-use asset recognized in exchange for operating lease liabilities	$2,706	$—
Deferred de-SPAC transaction costs included in accrued professional services and other accrued liabilities	$976	$—
Conversion of related party payables into Series A redeemable convertible preferred stock issued to BridgeBio Pharma	$—	$19,740
Deemed contribution from BridgeBio Pharma upon forgiveness of related party payables	$—	$3,698
Initial recognition of participation right liability in connection with issuance of Series B redeemable convertible preferred stock	$—	$2,541
Non-cash transfers of property and equipment from BridgeBio Pharma	$—	$54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of the Business

BridgeBio Oncology Therapeutics, Inc. (“BBOT,” the “Company,” “we,” “our,” or “us”), formerly known as Helix Acquisition Corp. II (“Helix”), is a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small molecule therapeutics targeting RAS and Phosphoinositide 3-kinase (“PI3K”) malignancies. BBOT is headquartered in South San Francisco, California.

On February 28, 2025, TheRas Inc. (“Legacy BBOT”), a privately held Delaware corporation, entered into a definitive business combination agreement (“Business Combination Agreement”) with Helix, a publicly traded special purpose acquisition company (“SPAC”) listed on Nasdaq under the ticker symbol “HLXB.”

On August 11, 2025 (the “Closing”), Helix II Merger Sub, Inc., a wholly owned subsidiary of Helix, merged with and into Legacy BBOT, with Legacy BBOT surviving the merger as a wholly-owned subsidiary of Helix (“Merger”). In connection with the Merger, Helix changed its name to BridgeBio Oncology Therapeutics, Inc., and the combined company became listed on Nasdaq under the new ticker symbol “BBOT” (“de-SPAC Transaction”). Immediately prior to the closing of the de-SPAC Transaction, Helix issued and sold shares of its common stock to investors in a private placement financing for an aggregate purchase price of $260.9 million (“PIPE Financing”).

The de-SPAC Transaction was accounted for as a reverse recapitalization with Legacy BBOT being the accounting acquirer, and Helix identified as the acquired company for accounting purposes (see Note 3). Accordingly, prior to the Closing, all historical financial information presented in the unaudited condensed consolidated financial statements represents the balances and activity of Legacy BBOT. At the Closing, each outstanding share of Legacy BBOT common stock was exchanged for shares of BBOT common stock based on a ratio of approximately 0.0889 (“Consideration Ratio”). For periods prior to the Closing, the reported share and per share information has been retroactively adjusted to reflect the Consideration Ratio.

Material Related Party Transactions

BridgeBio Pharma, Inc. is a commercial-stage biopharmaceutical company founded to discover, create, test, and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio Pharma, Inc. and its controlled entities (collectively, “BridgeBio Pharma”) were related parties of Legacy BBOT prior to the Closing and remained related parties of the Company after the Closing. As discussed in Note 13, the Company had material related party transactions with BridgeBio Pharma during the periods presented in these financial statements.

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information. All costs, as well as assets and liabilities directly associated with the Company’s business activity, are included in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited annual financial statements of Legacy BBOT included in the definitive proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on July 10, 2025, as supplemented on July 21, 2025, but does not include all of the information and footnotes required under US GAAP for a complete set of financial statements.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

Following the Closing, the financial information included in these unaudited condensed consolidated financial statements includes the balances and results of operations of Helix, which has become the reporting entity, and consolidates the balances and activity of Legacy BBOT. Prior to the Closing, all references to BBOT or the Company are related to the balances and activity of Legacy BBOT. All intercompany balances have been eliminated in consolidation.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

From its inception through the issuance of the Series B on April 30, 2024, Legacy BBOT had been majority-owned and controlled by BridgeBio Pharma. Following the Series B issuance, no individual investor or related party group held a controlling financial interest in the Company, and BBOT has operated independently from BridgeBio Pharma. Subsequent to April 30, 2024, the financial information included in these unaudited condensed consolidated financial statements relates to BBOT on a standalone basis.

Prior to April 30, 2024, the Company operated as part of BridgeBio Pharma. From inception through April 30, 2024, these unaudited condensed consolidated financial statements have been derived from BridgeBio Pharma’s historical accounting records and are presented on a carve-out basis. For periods prior to April 30, 2024, the unaudited condensed consolidated statement of operations includes allocations of certain general and administrative expenses to the Company from BridgeBio Pharma. The allocations have been determined on a reasonable basis. The related transactions are discussed further in Note 13.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2025, the Company had an accumulated deficit of $317.8 million and incurred net losses of $95.2 million and $54.6 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, the Company had a balance of cash, cash equivalents, and marketable securities of $468.3 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its approach and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property, operates as a public company, and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidates if approved. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, potential collaborations, licensing agreements, or other sources. Such activities are subject to significant risks and uncertainties.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s financial statements for the year ended December 31, 2024, and related notes. There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s audited financial statements for the year ended December 31, 2024 included in the definitive proxy statement/prospectus filed with the SEC on July 10, 2025, as supplemented on July 21, 2025.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, marketable securities, and restricted cash are financial instruments that subject us to significant concentrations of credit risk. These financial instruments are held in financial institutions in the United States. At times, the amounts on deposit may exceed federally insured limits. We believe that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to the amounts deposited. The Company has not experienced any credit losses associated with its balances in such accounts through September 30, 2025.

We are subject to certain risks and uncertainties, and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing, the progress, results and timing of our preclinical studies and clinical trials, regulatory approval and market acceptance of, and reimbursement for, product candidates, performance of third-party contract research organizations and manufacturers upon which we rely, protection of our intellectual property, litigation or claims against us based on patent, other intellectual property, product, regulatory, clinical or other factors, and our ability to attract and retain employees necessary to support our growth.

We depend on third-party manufacturers to supply products for research and development activities in our programs. Specifically, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. A significant interruption in the supply of active pharmaceutical ingredients and formulated drugs could adversely affect these programs.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of the unaudited condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in these unaudited financial statements include, but are not limited to:

•
Accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•
The fair value of redeemable convertible preferred stock and common stock,
•
The fair value of share-based awards and participation right liability,
•
Accruals for performance-based milestone compensation arrangements,
•
Recoverability of deferred tax assets,
•
Allocations of operating expenses, including stock-based compensation prior to April 30, 2024, and
•
The determination of the incremental borrowing rate used in lease-related calculations.

The Company bases its estimates on historical experience and various other reasonable assumptions. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of money market funds, and restricted cash represented security deposits in the form of a letter of credit issued in connection with the Company’s lease agreement.

The following represents the Company’s cash, cash equivalents, and restricted cash (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$1,764	$185
Cash equivalents	406,977	30,666
Restricted cash	132	132
Total cash, cash equivalents, and restricted cash	$408,873	$30,983

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•
Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•
Level 3—Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Due to their short-term nature, the carrying amounts reflected in the accompanying balance sheet for cash, cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Leases

The Company determines if an arrangement contains a lease at inception and the classification of the lease on the commencement date. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The Company determines whether leases meet the classification criteria of a finance or operating lease considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2025, our lease population consisted of real estate operating leases. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. Right-of-use assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. Lease incentives are included in the calculation of lease liability as of the commencement date to the extent it is probable that the Company will utilize them.

In determining the present value of its lease liabilities, the Company uses its incremental borrowing rate when the rate implicit in the lease is not readily determinable, based on information available as of the lease commencement date. The Company’s incremental borrowing rate is based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment, and the determination of the rate requires the Company to make certain assumptions and judgments, including on its synthetic credit rating. Leases may include options to extend or early terminate the lease term. If the Company, using judgment, is reasonably certain that an option will be exercised, then the option will be included in the calculation of the lease term.

The Company elected to combine lease and non-lease components for office leases, and not to recognize right-of-use assets or lease liabilities for short-term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Segments

The Company operates in one operating and reportable segment within the United States, developing oncology therapies through various related development projects. All of the Company’s assets are located in the United States. The single operating segment conclusion is further supported by the Company’s organizational and management structure and other factors. The Company’s chief operating decision-maker is its Chief Executive Officer, who manages operations, allocates resources, and evaluates financial performance using a top-down approach and by setting and reviewing company-wide targets. Subsequent to the de-SPAC Transaction, the chief operating decision-maker reviews research and development expenses by the following significant categories presented in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research, development and contract manufacturing	$26,724	$8,669	$60,010	$23,615
Payroll and personnel expenses	6,730	7,073	18,280	19,055
Facilities and other expenses	1,598	2,147	4,835	10,897
Total research and development	$35,052	$17,889	$83,125	$53,567

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Since the Company operates in a single operating and reportable segment represented by the entire entity, significant segment expenses are provided to the chief operating decision-maker using the same basis as presented in the unaudited condensed consolidated statements of operations, including the research and development itemization above. Net loss is the key measure of segment profit and loss that the chief operating decision-maker uses to allocate resources, assess performance, monitor expenditures, and conduct a review of budget versus actual analysis. The chief operating decision-maker does not review assets at a different level or category other than the amounts disclosed in the Company’s unaudited condensed consolidated balance sheets.

Participation Right Liability

The participation right liability represented the right granted to a third party to potentially participate in future Series B offerings at a fixed price of $8.8554 per share. The participation right was a freestanding instrument substantially similar to a written call option on the Series B shares that may be redeemed outside of the Company’s control. As such, the Company classified the participation right as a liability, remeasured at fair value, until its full exercise and settlement, which occurred in April 2025. Changes in the fair value of the participation right liability are presented separately in the unaudited condensed consolidated statements of operations. On the settlement date, in April 2025, the participation right liability was remeasured to the intrinsic value of the shares issued and reclassified to temporary equity.

Deferred de-SPAC Transaction Costs

The Company capitalized certain directly attributable legal, accounting, and other third-party fees associated with the de-SPAC Transaction as deferred transaction costs. Upon Closing of the de-SPAC Transaction, the associated costs capitalized by the Company were recorded to additional paid-in capital as a reduction of the proceeds from the de-SPAC Transaction.

Emerging Growth Company Status

The Company operates as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards as of the effective dates for private companies. Prior to April 30, 2024, the Company operated as part of BridgeBio Pharma and adopted new accounting pronouncements using the same timeline as BridgeBio Pharma. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The guidance is effective for the Company’s annual periods beginning on January 1, 2025, with early adoption permitted. The ASU should be applied on a prospective basis, with retrospective application permitted. The Company will adopt this guidance in its annual consolidated financial statements for the year ending December 31, 2025, and is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the footnotes to the unaudited financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning on January 1, 2027, and interim periods beginning on January 1, 2028, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-07 on its consolidated financial statements and related disclosures.

3. PIPE Financing and de-SPAC Transaction

Immediately prior to the de-SPAC Transaction described in Note 1, Helix issued and sold to investors in the PIPE Financing 24,343,711 shares of its common stock for gross proceeds of $260.9 million. In connection with the de-SPAC Transaction, Helix redomiciled as a Delaware corporation and de-registered from the Register of Companies in the Cayman Islands, and Legacy BBOT became a wholly-owned subsidiary of Helix. As a result, BBOT, as the combined company, received $120.9 million in proceeds from the Trust account previously held by Helix. Helix incurred $8.5 million in transaction costs, which were expensed immediately before the Closing, and are presented as a reduction to the proceeds from the reverse recapitalization and PIPE Financing. The Company incurred total transaction costs of $12.7 million, consisting of legal, accounting, and other professional fees, of which $1.0 million remained unpaid as of September 30, 2025. The Company’s total de-SPAC Transaction costs were recorded to additional paid-in capital as a reduction of the deemed proceeds from the PIPE Financing and the Trust Account.

Upon the Closing of the de-SPAC Transaction, the following occurred with respect to the equity of Legacy BBOT:

•
Each outstanding share of Legacy BBOT redeemable convertible preferred stock issued and outstanding as of the Closing date was converted into Legacy BBOT common stock.
•
The shares of Legacy BBOT common stock that were issued and outstanding immediately prior to the Closing were cancelled and converted into the right to receive 38,924,563 shares of the Company’s common stock at the Consideration Ratio;
•
All outstanding and unexercised Legacy BBOT common stock options were converted into an aggregate of 4,078,552 common stock options of the Company with the same terms and conditions, adjusted based on the Consideration Ratio.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Immediately after the Closing, the Company’s outstanding common stock included the following components:

Shares
Legacy BBOT common stock	38,924,563
Helix common stock subject to redemption prior to the Closing	18,400,000
Redemption of Helix common stock	(7,119,750)
Helix common stock held by the Sponsor	4,648,186
Common stock of Helix issued in the PIPE Financing	24,343,711
Total common stock issued and outstanding	79,196,710

The de-SPAC Transaction was accounted for as a reverse recapitalization under US GAAP because Legacy BBOT was identified as the accounting acquirer and Helix as the accounting acquiree for financial reporting purposes. Accordingly, these unaudited condensed consolidated financial statements of the Company are presented as a continuation of the financial statements of Legacy BBOT. The de-SPAC Transaction is presented as the issuance of common stock by BBOT for the net assets of Helix and proceeds from the PIPE Financing, accompanied by a recapitalization and a change in the reporting entity. The net assets of Helix were recorded at historical cost as of the Closing date, with no goodwill or other intangible assets recognized.

Legacy BBOT was determined to be the accounting acquirer based on the following facts and circumstances as of the Closing date:

•
Legacy BBOT stockholders comprised a relative majority of the voting power of BBOT;
•
Legacy BBOT stockholders received the ability to influence decisions regarding the election and removal of members of BBOT’s board of directors;
•
Legacy BBOT stockholders received the right to appoint the majority of the BBOT board of directors;
•
Legacy BBOT’s operations prior to the de-SPAC Transaction comprised the only ongoing operations of BBOT;
•
BBOT substantially assumed the Legacy BBOT name;
•
Legacy BBOT’s headquarters became BBOT’s headquarters;
•
Legacy BBOT’s senior management comprised the senior management of BBOT; and
•
Prior to the Closing, Helix did not meet the definition of a business.

4. Fair Value Measurements and Disclosures

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$406,977	$—	$—	$406,977
Total cash equivalents	$406,977	$—	$—	$406,977
Marketable securities:
Treasury bills	$7,981	$—	$—	$7,981
Commercial paper	—	18,590	—	18,590
Corporate debt securities	—	32,973	—	32,973
Total marketable securities	$7,981	$51,563	$—	$59,544
Total assets	$414,958	$51,563	$—	$466,521

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$30,666	$—	$—	$30,666
Total cash equivalents	$30,666	$—	$—	$30,666
Marketable securities:
Treasury bills	$30,932	$—	$—	$30,932
Commercial paper	—	5,876	—	5,876
Corporate debt securities	—	87,972	—	87,972
Total marketable securities	$30,932	$93,848	$—	$124,780
Total assets	$61,598	$93,848	$—	$155,446
Liability
Participation right liability	$—	$—	$3,105	$3,105
Total liabilities	$—	$—	$3,105	$3,105

Money market funds and treasury bills are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value, representing their estimated fair value. The fair value of marketable securities is based upon observable market inputs obtained from third-party pricing services. The pricing services use industry-standard valuation models and observable inputs, including reported trades, broker-dealer quotes, bids or offers on the same or similar securities issuer, credit spreads, benchmark securities, prepayment and default projections based on historical data, and other observable inputs. As of September 30, 2025, the Company’s marketable securities have maturities of less than one year and are classified as current assets.

The participation right liability was settled in full in April 2025 and is no longer outstanding as of September 30, 2025. The following table summarizes the activity of the Company’s participation right liability, which was previously measured using unobservable inputs (in thousands):

Balance as of December 31, 2024	$3,105
Change in fair value of participation right liability	725
Balance as of March 31, 2025	$3,830
Settlement of participation right liability	(3,830)
Balance as of June 30, 2025	$—

As of the settlement date, the fair value of the participation right liability approximated the intrinsic value per Series B share issued. The fair value per Series B share was estimated using the Probability-Weighted Expected Return Method (“PWERM”). Under the PWERM, we considered various liquidity events, including the de-SPAC Transaction, an initial public offering, and a sale of the Company, assigned probability to each liquidity scenario, and estimated the fair value per Series B share using the following assumptions:

Probability of a qualifying liquidity event	15.0% – 50.0%
Expected term, years	0.29 – 1.67
Discount rate	20.0%

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated (in thousands):

	September 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Treasury bills	$7,981	$—	$—	$7,981
Commercial paper	18,585	5	—	18,590
Corporate debt securities	32,942	31	—	32,973
Total marketable securities	$59,508	$36	$—	$59,544

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Treasury bills	$30,825	$107	$—	$30,932
Commercial paper	5,857	19	—	5,876
Corporate debt securities	87,750	222	—	87,972
Total marketable securities	$124,432	$348	$—	$124,780

There were no unrealized gains or losses on cash equivalents as of September 30, 2025, and December 31, 2024. There were no securities in an unrealized loss position as of September 30, 2025 and December 31, 2024. No allowance for credit losses for the Company’s marketable securities was recorded as of September 30, 2025 and December 31, 2024.

5. In-Licensing and Collaboration Agreements

From time to time, the Company enters into asset purchase and license agreements with third parties, which are generally accounted for as asset acquisitions.

The Regents of the University of California License Agreements

In September 2016, the Company entered into a license agreement with the Regents of the University of California, San Francisco (“UCSF”) and was granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). The UCSF License was subsequently amended and terminated in June 2021.

Under the UCSF License, UCSF received the right but not the obligation to purchase up to 10% of securities in any offering on the same terms as other investors (“Participation Right”), which survived the termination of the UCSF License. Because UCSF was not notified of the Series B financing at the time it was completed in May 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of Series B redeemable convertible preferred stock at a purchase price of $8.8554 per share. In March 2025, UCSF elected to exercise the Participation Right in full. The Participation Right was settled in full in April 2025 (Note 8).

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, the Company entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. Leidos is also entitled to receive a low double-digit percentage of the sublicensing income received by the Company. As of September 30, 2025, the Company is obligated to make contingent milestone payments totaling up to $24.4 million upon the achievement of certain clinical and regulatory milestones related to its arrangements with Leidos. As of September 30, 2025, the Company recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the unaudited condensed consolidated balance sheet.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with its arrangements with Leidos, the Company recognized research and development expenses of $2.2 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, and immaterial expenses for the three months ended September 30, 2025 and 2024, respectively.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, the Company entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’s high-performance computing machines. In December 2024, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for oncology indications. In May 2025, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date by six months to December 2025. In July 2025, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for non-oncology indications.

As of September 30, 2025, the Company is required to make contingent milestone payments totaling up to $21.1 million upon the achievement of certain clinical, regulatory, and sales milestones related to its arrangements with LLNS. As of September 30, 2025, the Company recorded a $0.3 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the unaudited condensed consolidated balance sheet.

In connection with its arrangements with LLNS, the Company recognized research and development expenses of $0.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, and $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

6. Income from Transition Services Agreement

In August 2025, we entered into a transition services agreement (“TSA”) with an unrelated party (“TSA Party”) to provide certain services unrelated to our principal operations, which represent the only performance obligation under this arrangement. During the three and nine months ended September 30, 2025, the Company recorded $1.0 million in connection with the TSA, which is presented separately as other income from transition services agreements in the unaudited condensed consolidated statements of operations. The corresponding amounts for the three and nine months ended September 30, 2024 represent income from a different transition services agreement with BridgeBio Pharma (Note 13).

7. Commitments and Contingencies

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges.

Cash Bonus with Performance Conditions

In May 2024, the Company committed to making a $3.0 million cash payment to an executive contingent upon the consummation of an equity financing, a change in control transaction, an initial public offering, or a reverse merger with a SPAC. The Company recorded $3.0 million performance cash bonus payment to the executive upon closing of the de-SPAC Transaction, which was paid during the three months ended September 30, 2025.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, Board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our unaudited condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company is not currently involved in any legal actions that could have a material effect on the Company’s financial position, results of operations, or liquidity.

8. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

In February 2025, one investor elected to voluntarily convert 21,783 shares of the Series B redeemable convertible preferred stock into common stock. In March 2025, UCSF elected to exercise the Participation Right, and the Company settled the Participation Right in full in April 2025 through the issuance of 2,509,446 Series B shares for cash proceeds of $22.2 million, and the amount credited to redeemable convertible preferred stock included the settlement date fair value of the participation right liability of $3.8 million.

As discussed in Note 3, the Company’s outstanding redeemable convertible preferred stock was converted into common stock in August 2025, immediately before the Closing of the de-SPAC Transaction.

The redeemable convertible preferred stock consisted of the following balances (in thousands, except share and per share amounts):

	As of December 31, 2024
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price Per Share	Carrying Value	Aggregate Liquidation Preference
Series Seed	800,061	800,061	$1.2508	$1,001	$1,001
Series A	13,001,634	13,001,634	$11.2467	125,637	146,226
Series B	22,585,007	22,585,007	$8.8554	196,720	200,000
Total	36,386,702	36,386,702		$323,358	$347,227

Common Stock

Amendment to Certificate of Incorporation

In April 2025, the Company amended and restated its certificate of incorporation to increase the authorized redeemable convertible preferred stock from 36,386,702 to 38,896,148 shares, and the authorized common stock from 41,341,250 to 44,008,427 shares.

In August 2025, in connection with the de-SPAC Transaction, the Company filed a new certificate of incorporation, which authorized the issuance of up to 510,000,000 shares with a par value of $0.0001 per share, including 500,000,000 authorized shares of common stock, and 10,000,000 authorized shares of undesignated preferred stock.

Shares Reserved for Issuance

The Company had the following shares reserved for issuance:

	September 30,	December 31,
	2025	2024
Common stock options issued and outstanding	8,228,828	3,641,671
Shares issuable to BridgeBio Pharma	784,720	—
Redeemable convertible preferred stock on an as-converted into common stock basis	—	36,386,702
Shares reserved for issuance under stock option and incentive plan	1,151,396	474,374
Shares reserved for issuance under the employee stock purchase plan	895,607	—
Shares issuable under the participation right	—	2,509,446
Total	11,060,551	43,012,193

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Leases

In November 2024, the Company entered into an agreement for the lease of approximately 10,934 square feet of office space in South San Francisco, California for 61 months. The Company has an option to renew for an additional term of four years. The renewal option was not reasonably certain to be exercised by the Company and was excluded from the lease term. The lease commenced in March 2025 and will expire in April 2030. The associated lease costs were not material during the nine and three months ended September 30, 2025. As of September 30, 2025, the weighted average remaining lease term for the Company’s lease was 4.6 years, and the discount rate used was 7.40%.

The following table presents the amortization of the Company’s lease liabilities (in thousands):

Fiscal year ended December 31:
Remainder of 2025	$172
2026	705
2027	730
2028	755
2029	782
Thereafter	263
Total lease payments	$3,407
Less: imputed interest	(520)
Total operating lease liabilities	$2,887

Short-term lease costs were $0.2 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. Short-term lease costs were $0.9 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

10. Stock-Based Compensation

Stock-based compensation is included under the following expense categories presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$927	$518	$1,979	$2,655
General and administrative	498	250	948	1,183
Total	$1,425	$768	$2,927	$3,838

Stock-based compensation is comprised of the following components, as further described below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Common stock options issued by the Company	$1,425	$768	$2,927	$768
Performance-based milestone awards	—	—	—	1,125
Equity awards issued by BridgeBio Pharma	—	—	—	1,006
Amounts recognized under the carve-out methodology	—	—	—	939
Total	$1,425	$768	$2,927	$3,838

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Options Issued by the Company

2016 Equity Incentive Plan

In January 2017, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of stock-based incentive awards, including common stock options and other forms of stock-based compensation. Any cancelled or forfeited awards under the 2016 Plan become available for future issuances. As of September 30, 2025, no shares were reserved for future issuance under the 2016 Plan.

2025 Stock Option and Incentive Plan

In August 2025, the Company adopted the 2025 Stock Option and Incentive Plan (“2025 Plan”). The 2025 Plan provides for the grant of equity and equity-based incentive awards, such as stock options and other forms of stock-based compensation, to officers, employees, directors, and consultants. Any cancelled or forfeited awards under the 2025 Plan become available for future issuances. As of September 30, 2025, 1,151,396 shares were reserved for future issuance under the 2025 Plan.

2025 Employee Stock Purchase Plan

In August 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of BBOT’s common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is less. As of September 30, 2025, 895,607 shares were reserved for future issuance under the ESPP, and no offering periods had started.

Outstanding Common Stock Options

The Company had the following common stock options outstanding:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	3,641,671	$4.24	9.5	$3,437
Granted	4,770,069	9.39
Forfeited and cancelled	(182,912)	4.34
Outstanding as of September 30, 2025	8,228,828	$7.22	9.3	$35,841
Exercisable as of September 30, 2025	1,199,899	$4.54	8.2	$8,444

The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying stock options as of each reporting date.

As of September 30, 2025, a total of 1,730,153 common stock options included provisions for accelerated vesting in connection with a qualified change in control of the Company. These instruments included 1,507,214 options, with vesting if the grantee is terminated without cause (as defined in the 2016 Plan) or for good reason (as defined in the grant terms) within 12 months following such a transaction. The remaining 222,939 options vest immediately upon the occurrence of a qualified change in control, excluding events such as an initial public offering or other bona fide financing transactions. The closing of the de-SPAC Transaction described in Note 1 did not constitute a qualified change in control event under these definitions.

The weighted-average grant-date fair value of common stock options granted during nine months ended September 30, 2025 was $6.35 per share. The weighted-average grant-date fair value of common stock options vested and forfeited during the nine months ended September 30, 2025 was, in each case, $2.85 per share. As of September 30, 2025, there was $35.9 million of unrecognized stock-based compensation related to unvested common stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Nine months ended September 30,
	2025	2024
Expected term, years	5.66 - 6.08	6.02 - 6.08
Expected volatility	71.3% - 74.1%	70.2% - 94.9%
Expected dividends	—	—
Risk-free interest rate	3.8%	3.6% - 4.2%

Performance-Based Milestone Awards of the Company

In May 2024, the Company granted a performance award of $1.1 million to an executive. This award could be settled in the form of cash or equity at the Company’s sole discretion, and the associated amount is classified as stock-based compensation within research and development expenses. The underlying milestone was achieved, and this award was settled in cash during the year ended December 31, 2024. No performance milestone awards that may be settled in the Company’s shares or related liabilities were outstanding during the nine months ended September 30, 2025.

Equity Awards Issued by BridgeBio Pharma

Prior to April 30, 2024, the Company operated as part of BridgeBio Pharma, and certain non-employees received restricted stock units of BridgeBio Pharma as compensation for research and development services related to the Company’s operations. The Company recognized the grant date fair value of these awards as expenses over the applicable vesting term, with a corresponding credit to related party liability. The Company subsequently reimbursed BridgeBio Pharma for these charges through the conversion of these amounts into shares of Series A redeemable convertible preferred stock.

Amounts Recognized under the Carve-Out Methodology

The amounts recognized under the carve-out methodology represent allocated stock-based compensation for certain management and administrative services provided by BridgeBio Pharma (Note 13).

11. Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2025 and 2024.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the unaudited condensed consolidated balance sheets. To date, we have not recognized any interest and penalties on our unaudited condensed statements of operations, nor have we accrued for or made payments for interest and penalties. Our unrecognized gross tax benefits would not reduce the estimated annual effective tax rate if recognized because the Company recorded a full valuation allowance on its deferred tax assets.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is evaluating the potential impact of the new legislation, including implications for deferred taxes and related disclosures. The OBBA did not have a material impact on the Company’s effective tax rate or cash flows reported for the nine months ended September 30, 2025.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive:

	As of September 30,
	2025	2024
Common stock options issued and outstanding	8,228,828	3,387,234
Redeemable convertible preferred stock on an as-converted into common stock basis	—	36,386,702
Shares issuable under the participation right	—	2,509,446
Total	8,228,828	42,283,382

13. Related Party Transactions

Redeemable Convertible Preferred Stock

All shares of the Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were issued to BridgeBio Pharma and became common stock of the Company upon the Closing of the de-SPAC Transaction.

Common Stock Issuable to BridgeBio Pharma

In August 2025, the Company executed an amendment to the transition services agreement with BridgeBio Pharma (“TSA Amendment”). Under the TSA Amendment, BBOT agreed to issue 784,720 shares of the Company’s common stock to BridgeBio Pharma by October 31, 2025 (“TSA Shares”) as a one-time charge related to the Closing of the de-SPAC Transaction. The promise to issue the TSA Shares represents a nonreciprocal transfer since the Company does not receive a commensurate value in exchange for the TSA Shares and is treated as a non-pro-rata distribution to related party. During the three months ended September 30, 2025, the Company recorded $7.8 million, included in general and administrative expenses in the unaudited condensed consolidated statements of operations using the closing price of its common stock as of the TSA Amendment date. The promise to issue the TSA Shares was concluded to be equity-classified, and the corresponding credit was recorded to additional paid-in capital.

The TSA Shares were issued and became outstanding in October 2025. Under the TSA Amendment, the issuance of the TSA Shares was not contingent on any condition other than the passage of time, and these shares are treated as outstanding for basic and diluted net loss per share calculation purposes from the TSA Amendment date.

Collaborative Arrangement with Related Party

In July 2025, the Company executed a research and collaboration agreement (“RCA”) with a related party (“RCA Party”) to grant a license over its intellectual property with respect to the new indication being developed by the RCA Party (“RCA License”) and perform certain research and development activities (“RCA Service”) intended to achieve an acceptance of an investigational new drug application that will be owned and further developed by the RCA Party. During the three and nine months ended September 30, 2025, the amounts recognized in connection with the RCA were immaterial.

Related Party Income and Expenses

During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.6 million, respectively, in research and development expenses and $7.9 million and $8.3 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma under the transition services agreement and related amendments. The amounts included in general and administrative expenses for the three and nine months ended September 30, 2025 include the fair value of the common stock issuable to BridgeBio Pharma of $7.8 million discussed above.

During the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $8.6 million, respectively, in research and development expenses and $0.2 million and $2.6 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma.

During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $0.7 million, respectively, in income from services rendered to BridgeBio Pharma under the transition services agreement executed after the Series B financing to facilitate the Company’s transition to standalone operations. No such related party income was recognized during the three and nine months ended September 30, 2025.

BridgeBio Oncology Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allocated Operating Expenses

Prior to April 30, 2024, the Company operated as part of BridgeBio Pharma. Costs and expenses directly attributable to the Company’s operations were recorded in the Company’s ledger with a corresponding liability, based on their nature. The Company also utilized certain general and administrative functions of BridgeBio Pharma that were not recorded in its ledger. These general and administrative expenses represent the costs of doing business that would have been incurred if the Company were to operate on a standalone basis. These general and administrative expenses were recorded in these financial statements using the carve-out operating expense allocation methodology. The allocation process used a percentage of the operating expenses incurred by the Company in each period compared to the total operating expenses incurred by all BridgeBio Pharma entities. This percentage was then applied to the applicable general and administrative expenses incurred by BridgeBio Pharma to calculate the amounts attributable to the Company’s operations.

The Company is not contractually required to reimburse BridgeBio Pharma or its controlled entities for the allocated operating expenses, including stock-based compensation. As such, the allocated operating expenses are presented as a deemed contribution from BridgeBio Pharma to the Company and were credited to additional paid-in capital. The corresponding amounts are presented as constructive cash inflows from financing activities in the unaudited condensed consolidated statements of cash flows.

For the nine months ended September 30, 2024, the allocated general and administrative expenses calculated using the carve-out methodology included $0.9 million related to stock-based compensation and $1.1 million related to other administrative expenses. These allocated expenses were recorded only through April 30, 2024.

14. Subsequent Events

Issuance of Common Stock to BridgeBio Pharma

In October 2025, the Company issued 784,720 shares of its common stock to BridgeBio Pharma under the TSA Amendment executed in August 2025.

Leidos CRADA Amendment

In October 2025, the Company and Leidos executed an amendment to extend the expiration date of the Leidos CRADA by three months to December 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF BBOT

The following discussion and analysis of the financial condition and results of operations of BridgeBio Oncology Therapeutics, Inc. (“BBOT” “we” “our” or “us”) should be read together with the audited annual financial statements of TheRas, Inc. d/b/a BridgeBio Oncology Therapeutics (“Legacy BBOT”), our predecessor reporting entity, for the years ended December 31, 2024 and 2023 are included in the definitive proxy statement/prospectus dated as of, and filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) on, July 10, 2025, as supplemented on July 21, 2025 (the “Proxy Statement/Prospectus”) beginning on Page F-62, and BBOT’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”).

This discussion contains forward-looking statements that reflect our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Proxy Statement/Prospectus.

Overview

BBOT is a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small-molecule therapeutics targeting RAS and Phosphoinositide 3-kinase (“PI3K”). BBOT is headquartered in South San Francisco, California. Our mission is to accelerate scientific and medical breakthroughs and deliver well-tolerated medicines with greater efficacy and safety to people with the deadliest cancers. We are advancing our next generation RAS-pathway targeted small molecules with a focus on optimized target coverage for patients with tumors driven by RAS and PI3Kα and a synergistic portfolio that is designed to enable targeted KRAS combinations.

Our business was established in August 2016 by BridgeBio Pharma Inc. (“BridgeBio Pharma”). We operated as part of BridgeBio Pharma through April 30, 2024. Since our inception, we devoted substantially all of our resources to raising capital, conducting discovery and research activities, and establishing arrangements with third parties. We are currently developing three lead product candidates:

•
BBO-8520 is an orally bioavailable small molecule direct inhibitor targeting both the ON and OFF states of KRAS. OFF-only inhibitors cannot covalently modify the ON-state; hence they need to maintain high concentration levels to capture free cycling KRAS G12C. ON/OFF inhibitors overcome this shortcoming. Dual ON/OFF inhibition allows BBO-8520 to fully capture the covalent mechanism of action, resulting in sustained pathway inhibition even after systemic drug levels decline. We believe this should enable a more potent and safer combination with pembrolizumab in patients with KRAS G12C mutant NSCLC. BBO-8520 has been shown to drive strong anti-tumor activity with favorable durability in multiple preclinical models. Early data from Phase 1 dose escalation showed 60% confirmed overall response rate in KRAS G12C NSCLC patients. The U.S. Food and Drug Administration (FDA) has granted Fast Track designation to BBO-8520 for the treatment of adult patients with previously treated, KRAS G12C-mutated metastatic NSCLC. We are currently enrolling the Phase 1 ONKORAS-101 trial (NCT06343402) for patients with KRAS G12C mutant non-small cell lung cancer (NSCLC). ONKORAS-101 is an open-label, multi-center Phase 1a/1b study designed to evaluate the safety, tolerability, preliminary antitumor activity, and pharmacokinetics of BBO-8520 as a single agent and in combination with pembrolizumab in patients with KRASG12C mutant NSCLC. Updated clinical data are expected in the first quarter of 2026.
•
BBO-10203 is an orally bioavailable small molecule with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Kα, inhibiting RAS-driven PI3Kα-AKT signaling in tumors. BBO-10203 binds directly and covalently to the RAS-binding domain of PI3Kα, preventing its activation by KRAS, HRAS and NRAS, reducing downstream signaling and tumor growth. It is a protein-protein inhibitor and not a kinase inhibitor, enabling inhibition of RAS-driven PI3Kα-AKT signaling in tumors without the risk of hyperglycemia. Importantly, BBO-10203’s ability to block RAS activation of PI3Kα is agnostic to the mutational status of either RAS or PI3Kα. In addition to a potentially differentiated safety profile, BBO-10203 could be combined with direct KRAS inhibitors, such as BBO-8520 and BBO-11818, or drugs that target HER2 or ER receptor. Preclinical data has demonstrated that BBO-10203 blocks RAS-mediated activation of PI3Kα and strongly inhibits pAKT signaling in tumor cells without affecting glucose metabolism. In addition, robust monotherapy activity, as well as combination activity with KRAS inhibitors BBO-8520 and BBO-11818, HER2 inhibitors and ER antagonists, was observed at well-tolerated dose levels. The combination of a KRAS inhibitor with a PI3Kα pathway inhibitor may maximize the response rate and reduce the development of adaptive resistance mechanisms due to full inhibition of both MAPK and PI3Kα signaling. We are currently enrolling the Phase 1 BREAKER-101 trial (NCT06625775) for patients with locally advanced or metastatic HER2+ breast cancer, HR+/HER2- breast cancer, KRAS mutant colorectal cancer, and KRAS mutant non-small cell lung cancer. Initial Phase 1 clinical data are expected in the first half of 2026.

•
BBO-11818 is an orally bioavailable small molecule pan-KRAS inhibitor that targets mutant KRAS in both the ON and OFF states. Similar to BBO-8520, the structure-based design was employed to target mutant KRAS in both the ON and the OFF states with strong affinity against KRAS G12D and KRAS G12V mutants. BBO-11818 has selectivity over HRAS and NRAS with the goal of achieving high levels of KRAS inhibition in human tumors. In addition, it has combination potential with BBO-10203 to mitigate the PI3Ka resistance pathway. Preclinical data has demonstrated suppression of MAPK signaling and viability in KRAS mutant cell lines, as well as anti-tumor activity across multiple KRAS G12D and KRAS G12V cell-derived xenograft (CDX) models. In addition, BBO-11818’s selectivity for KRAS was demonstrated by its >1000-fold lower potency against NRAS, HRAS, and BRAF-mutant cell lines. The preclinical activity of the combination of BBO-11818 with BBO-10203 was driven by a robust decrease in tumor cell proliferation and increase in apoptosis; combination benefit also observed with cetuximab and anti-PD-1 treatment. We are currently enrolling the Phase 1 KONQUER-101 (NCT06917079) trial for patients with locally advanced or metastatic KRAS mutant solid tumors. Initial Phase 1 clinical data are expected in the second half of 2026.

We have no product candidates approved for sale and have not generated any revenue related to our product candidates.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2025, we incurred a net loss of $95.2 million and had an accumulated deficit of $317.8 million as of September 30, 2025. For the year ended December 31, 2024, we incurred a net loss of $74.3 million. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the development and eventual commercialization efforts related to our product candidates. We expect to continue to incur significant expenses, and our operating losses are expected to increase for the foreseeable future if and as we:

•
Advance our existing and future research and development, including potential expansion into additional indications;
•
Conduct future clinical studies for our product candidates;
•
Pursue investigational new drug applications or comparable foreign applications that allow commencement of the planned clinical trials or future clinical trials for any programs we may develop;
•
Hire research and development, clinical, manufacturing, and commercial personnel;
•
Add operational, financial, and management information systems and personnel;
•
Experience any delays, challenges, or other issues associated with the preclinical and clinical development of our product candidates, including with respect to our regulatory strategies;
•
Develop, maintain, and enhance sustainable, scalable, reproducible, and transferable clinical and commercial-scale current good manufacturing practices (“cGMP”) capabilities through a third party or our own manufacturing facility for the product candidates that we may develop;
•
Seek, obtain, and maintain regulatory approvals for any product candidates for which we successfully complete clinical trials;
•
Ultimately establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;
•
Generate revenue from commercial sales of product candidates for which we receive regulatory approval, if any;
•
Maintain safety, tolerability, and efficacy profile of any product we may develop in additional indications following approval in one indication;
•
Maintain, expand, enforce, defend, and protect our intellectual property portfolio and other intellectual property protection or regulatory exclusivity for any products we may develop and defend any intellectual property-related claims;
•
Further acquire or in-license product candidates or programs, intellectual property, and technologies;
•
Maintain our current licenses and establish and maintain any future collaborations, including making related development and sales milestone payments, royalties, or other required payments; and
•
Incur additional costs of operating as a public company, including increased costs of audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and the SEC requirements, director and officer insurance premiums and investor and public relations costs.

Any changes in the outcome of any of these variables could result in a significant change in the costs and timing associated with the development of our product candidates. For example, if the U.S. Food and Drug Administration (“FDA”) or another comparable regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required to complete clinical development and obtain regulatory approval of one or more product candidates, or if we experience significant delays in our preclinical studies or clinical trials, we would be required to expend significant additional financial resources and time to advance and complete clinical development. We may never obtain regulatory approval for any of our product candidates.

We will not generate revenue from product sales unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, manufacturing, marketing, and distribution.

As a result of the above factors, we expect to need substantial additional funding to support our continued operations and growth strategy. Until such a time as we can generate significant revenue from our product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements on favorable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our programs.

Due to the numerous risks associated with product development, we cannot accurately predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or cannot sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

De-SPAC Transaction

On February 28, 2025, Legacy BBOT entered into a definitive business combination agreement, amended on June 17, 2025 (“Business Combination Agreement”) with Helix Acquisition Corp. II (“Helix”), a publicly traded special purpose acquisition company listed on Nasdaq under the ticker symbol “HLXB.”

Pursuant to the Business Combination Agreement closing, Helix II Merger Sub, Inc., a wholly owned subsidiary of Helix, merged with and into Legacy BBOT, with Legacy BBOT surviving the merger as a wholly-owned subsidiary of Helix (“Merger”). In connection with the Merger, Helix changed its name to BridgeBio Oncology Therapeutics, Inc. and redomiciled as a Delaware corporation (“de-SPAC Transaction”). The de-SPAC Transaction was consummated on August 11, 2025 (“Closing”), and BBOT’s common stock became listed on Nasdaq under the ticker symbol “BBOT”. Prior to the Closing, all references to BBOT are related to the balances and activity of Legacy BBOT. Upon the Closing, BBOT became the reporting entity and the successor registrant.

Concurrent with the execution of the Business Combination Agreement, Helix entered into subscription agreements with certain investors pursuant to which Helix agreed to issue and sell shares of its common stock to investors in a private placement financing (“PIPE Financing”) for an aggregate purchase price of approximately $260.9 million, which was executed immediately prior to the Closing.

The de-SPAC Transaction was accounted for as a reverse recapitalization effective upon the Closing. Under this method of accounting, Helix was treated as the acquired company for accounting purposes, and BBOT was the deemed acquirer for accounting purposes. Upon the Closing, BBOT, or the combined entity, became the successor SEC registrant and reporting entity. The financial statements of BBOT for periods prior to the Closing include the financial information of Legacy BBOT.

The number of shares and per share amounts for all periods presented were adjusted to reflect the capital structure of BBOT. Prior to the Closing, the share activity of BBOT was recast by multiplying the number of shares of Legacy BBOT held by each investor by a ratio of approximately 0.0889 (“Consideration Ratio”), established by the Business Combination Agreement, rounded down to the nearest whole share. The de-SPAC Transaction is presented as the issuance of common stock for net assets of Helix and proceeds from the PIPE Financing, accompanied by a recapitalization and a change in the reporting entity. The net assets of Helix were recorded at historical cost as of the Closing date, with no goodwill or other intangible assets recognized.

As a result of the de-SPAC Transaction, we assumed the operations of Legacy BBOT upon the Closing, and we became subject to the regulatory and reporting requirements and customary practices applicable to public companies. The costs and administrative demands of operating as a public company, including hiring additional personnel and implementing certain procedures and processes, may materially impact our financial position and results of operations.

Related Party Transactions

BridgeBio Pharma is a commercial-stage biopharmaceutical company founded to discover, create, test, and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio Pharma and its controlled entities are related parties of BBOT.

In August 2025, upon completion of the de-SPAC Transaction, we made a contractual promise to issue 784,720 shares of our common stock to BridgeBio Pharma, which was not contingent on anything but the passage of time. We treated this transaction as a nonreciprocal transfer with a non-pro-rata distribution to related party. The contract was concluded to be equity-classified, and we recorded general and administrative expense of $7.8 million equal to the fair value of the underlying shares as of the contract execution date.

Emerging Growth Company Status

As an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are eligible for certain regulatory relief, including reduced disclosure obligations and extended transition periods for adopting new or revised accounting standards. Our EGC status commenced upon the completion of Helix’s initial public offering in February 2024 and is expected to continue for up to five years from this date, unless certain disqualifying events occur earlier, such as achieving large accelerated filer status.

Impact of General Economic Risk Factors on the Operations of BBOT

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech spaces, recent bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions.

While we closely monitor the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors, business partners, and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period. We will continue to evaluate the nature and extent of the potential impacts on our business, results of operations, liquidity, and capital resources.

Basis of Presentation

The unaudited condensed consolidated financial statements of BBOT for the three and nine months ended September 30, 2025 and 2024, included in this Quarterly Report, are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements included in the Proxy Statement/Prospectus beginning on page F-62 thereof, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All costs, assets, and liabilities directly associated with BBOT’s business activity are included in our financial statements.

From its inception through the issuance of the Series B redeemable convertible preferred stock (“Series B”) on April 30, 2024 (“Legacy BBOT Series B Financing”), BBOT had been majority-owned and controlled by BridgeBio Pharma. After the Series B issuance, no individual investor or related party group held a controlling financial interest in BBOT, and it started operating independently from BridgeBio Pharma. After April 30, 2024, the financial information in the financial statements relates to BBOT operating on a standalone basis.

Prior to April 30, 2024, BBOT operated as part of BridgeBio Pharma and not as an independent entity. From inception through April 30, 2024, the financial statements of BBOT have been derived from BridgeBio Pharma’s historical accounting records and are presented on a carve-out basis. For periods prior to April 30, 2024, the financial statements of BBOT include allocations of certain general and administrative expenses to BBOT from BridgeBio Pharma. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had BBOT been an entity that operated independently from BridgeBio Pharma.

Components of Results of Operations

Revenues

To date, BBOT has not generated any revenue from product candidates under development and does not expect to generate any revenue in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue from product sales in the future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•
Employee-related expenses, including salaries, related benefits, stock-based compensation, and travel expenses for employees engaged in research and development functions;
•
Expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with contract research organizations (“CROs”);
•
The cost of consultants and contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical studies and clinical trials;
•
Facilities, depreciation, insurance, and other direct and allocated expenses incurred as a result of research and development activities; and
•
Payments made under third-party licensing and asset acquisition agreements.

We expense research and development costs as incurred. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities.

We are heavily dependent on the success of our product candidates, which are in early stages of development, and require a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in future reporting periods, as we conduct additional clinical trials for our product candidates. BBOT currently tracks research and development expenses based on expense nature.

General and Administrative Expenses

Our general and administrative costs consist primarily of employee-related costs, travel expenses, expenses for outside professional services, including legal, human resources, audit, accounting, and tax services, and allocated facilities-related costs. Employee-related costs include salaries, bonuses, related benefits, and stock-based compensation.

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to increase the size of our administrative, finance, and legal functions to support the anticipated growth of our business.

Other Income (Expenses), Net

Interest Income

Other income consists of interest income earned on our cash equivalents and marketable securities.

Income from Related Party Under Transition Services Agreement

Other income also includes income for services provided to BridgeBio Pharma subsequent to the Legacy BBOT Series B Financing under the transition services agreement between BridgeBio Pharma and BBOT.

Change in Fair Value of Participation Right Liability

Change in fair value of participation right liability represents the income or expense from the right to participate in the Legacy BBOT Series B Financing that we provided to the Regents of the University of California (“UCSF”), which was determined to be a freestanding financial instrument. This right was not exercised upon the initial issuance of the Series B in April 2024 and was subsequently extended through March 2025. UCSF elected to exercise the participation right in March 2025, and it was settled in full through the issuance of Series B shares in April 2025.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth a summary of BBOT’s results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	Change, %
Operating expenses:
Research and development	35,052	17,889	17,163	96%
General and administrative	14,129	1,775	12,354	696%
Total operating expenses	49,181	19,664	29,517	150%
Loss from operations	(49,181)	(19,664)	(29,517)	150%
Other income (expense), net:
Interest income	3,444	2,473	971	39%
Income from transition services agreements	1,010	432	578	134%
Change in fair value of participation right liability	—	(564)	564	(100)%
Other income (expense)	(30)	—	(30)	100%
Total other income (expense), net	4,424	2,341	2,083	89%
Net loss	$(44,757)	$(17,323)	$(27,434)	158%

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Research, development and contract manufacturing	$26,724	$8,669	$18,055
Payroll and personnel expenses	6,730	7,073	(343)
Facilities and other expenses	1,598	2,147	(549)
Total research and development	$35,052	$17,889	$17,163

Research and development expenses increased by $17.2 million or 96%, from $17.9 million for the three months ended September 30, 2024, to $35.1 million for the three months ended September 30, 2025. The changes in research and development expenses reflect progress in our clinical trials and shift to contract manufacturing and clinical development activities related to our product candidates during the third quarter of 2025, compared to the reliance on certain professional services, external consultants, and research and development activities performed by our personnel during the third quarter of 2024. The change in our research, development and contract manufacturing expenses was primarily driven by a $13.4 million increase in contract manufacturing cost, $4.8 million increase in clinical development costs for our product candidates based on their development status, and a $0.1 million increase in license fees, partially offset by a $0.3 million decrease in research and drug discovery costs. The change in our payroll and personnel expenses was primarily driven by a $0.8 million decrease in personnel-related expenses as we shifted to contract manufacturing activities, partially offset by a $0.4 million increase in stock-based compensation. The change in our facilities and other research and development expenses was primarily driven by a $0.7 million decrease in professional and consulting fees, partially offset by a $0.1 million increase in facility-related and other expenses.

General and Administrative Expenses

General and administrative expenses increased by $12.4 million, from $1.8 million for the three months ended September 30, 2024, to $14.1 million for the three months ended September 30, 2025. Changes in our general and administrative expenses reflect the initiation of our standalone operations. The change was primarily driven by a $7.8 million charge related to common stock issuable to BridgeBio Pharma, a $3.9 million increase in personnel-related expenses, a $0.5 million increase in professional and consulting services, and a $0.2 million increase in stock-based compensation. During the third quarter of 2025, personnel-related expenses include a $3.0 million bonus to an executive officer in connection with the de-SPAC Transaction.

Interest Income

Interest income increased by $0.9 million, from $2.5 million for the three months ended September 30, 2024, to $3.4 million for the three months ended September 30, 2025. Interest income was higher during the third quarter of 2025 due to significant proceeds from the de-SPAC transaction that were invested in cash equivalents.

Income from Transition Services Agreements

Other income of $0.4 million for the three months ended September 30, 2024 was related to the transition services agreement with BridgeBio Pharma executed after the Legacy BBOT Series B Financing. Other income of $1.0 million for the three months ended September 30, 2025 was derived from a different transition services agreement with an unrelated party.

Change in Fair Value of Participation Right Liability

No change in fair value of participation right liability was recorded for the three months ended September 30, 2025, because the participation right was settled in full in April 2025. Change in fair value of participation right liability of $0.6 million for the three months ended September 30, 2024, represents the expense from the participation right that we provided to UCSF and is driven primarily by the increase in the estimated fair value per share of the Series B.

Comparison of the nine months ended September 30, 2025 and 2024

The following table sets forth a summary of BBOT’s results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	Change, %
Operating expenses:
Research and development	83,125	53,567	29,558	55%
General and administrative	19,286	5,417	13,869	256%
Total operating expenses	102,411	58,984	43,427	74%
Loss from operations	(102,411)	(58,984)	(43,427)	74%
Other income (expense), net:
Interest income	6,919	4,244	2,675	63%
Income from transition services agreements	1,010	716	294	41%
Change in fair value of participation right liability	(725)	(564)	(161)	29%
Other income (expense)	(40)	—	(40)	100%
Total other income (expense), net	7,164	4,396	2,768	63%
Net loss	$(95,247)	$(54,588)	$(40,659)	75%

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Research, development and contract manufacturing	$60,010	$23,615	$36,395
Payroll and personnel expenses	18,280	19,055	(775)
Facilities and other expenses	4,835	10,897	(6,062)
Total research and development	$83,125	$53,567	$29,558

Research and development expenses increased by $29.6 million or 55%, from $53.6 million for the nine months ended September 30, 2024, to $83.1 million for the nine months ended September 30, 2025. The changes in research and development expenses reflect progress in our clinical trials and shift to contract manufacturing activities related to our product candidates during the first three quarters of 2025, compared to the reliance on certain professional services and external consultants during the first three quarters of 2024. The change in our research, development and contract manufacturing expenses was primarily driven by a $28.1 million increase in contract manufacturing costs, $9.7 million increase in clinical development costs for our product candidates based on their development status, and $0.2 million increase in license fees, partially offset by a $1.6 million decrease in research and drug discovery costs. The recognition of research and drug discovery expenses is driven by the timing of various projects within our drug development process. The change in our payroll and personnel expenses was primarily driven by a $0.7 million decrease in stock-based compensation and a $0.1 million decrease in personnel-related expenses. The stock-based compensation trend is driven by a $1.1 million performance milestone award granted during the second quarter of 2024, with no similar awards granted subsequently. The change in our facilities and other research and development expenses was primarily driven by a $6.0 million decrease in professional and consultant fees due to our shift to contract manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased by $13.9 million, from $5.4 million for the nine months ended September 30, 2024, to $19.3 million for the nine months ended September 30, 2025. This change was primarily driven by a $7.8 million charge related to common stock issuable to BridgeBio Pharma, a $4.7 million increase in personnel-related expenses, and $1.5 million increase in professional and consulting services as we began operating as a standalone entity. This was partially offset by a decrease in facility related and other expenses of $0.3 million. During the nine months ended September 30, 2025, personnel-related expenses include a $3.0 million bonus paid to an executive in connection with the de-SPAC Transaction.

Interest Income

Interest income increased by $2.7 million, from $4.2 million for the nine months ended September 30, 2024, to $6.9 million for the nine months ended September 30, 2025. In both periods, interest income was derived primarily from our investments in marketable securities that we made using the proceeds from the Legacy BBOT Series B Financing. Prior to May 2024, we did not have similar investments, and our interest income from cash equivalents was nominal, which resulted in the lower amounts reported for the first three quarters of 2024. Additionally, the proceeds from the de-SPAC Transaction and PIPE Financing executed in August 2025 were invested into cash equivalents, which contributed to additional interest income for the three months ended September 30, 2025.

Income from Transition Services Agreements

Other income of $0.7 million for the nine months ended September 30, 2024 was related to the transition services agreement with BridgeBio Pharma executed after the Legacy BBOT Series B Financing. Other income of $1.0 million for the nine months ended September 30, 2025 was derived from a different transition services agreement with an unrelated party.

Change in Fair Value of Participation Right Liability

Change in fair value of participation right liability of $0.7 million for the nine months ended September 30, 2025, represents the expense from the participation right that we provided to UCSF and is driven primarily by the increase in the estimated fair value per share of the Series B. The participation right was settled in full in April 2025. Change in fair value of participation right liability of $0.6 million for the nine months ended September 30, 2024, was driven primary by the increase in the estimated fair value per share of the Series B.

Liquidity, Going Concern, and Capital Resources

Sources of Liquidity

Since our inception, BBOT has incurred significant operating losses. For the nine months ended September 30, 2025, BBOT incurred a net loss of $95.2 million and had an accumulated deficit of $317.8 million as of September 30, 2025. For the year ended December 31, 2024, BBOT incurred a net loss of $74.3 million.

In January 2017, we issued to BridgeBio Pharma 800,061 shares of Series Seed redeemable convertible preferred stock in a single closing at $1.2508 per share for gross cash proceeds of $1.0 million. Between May 2017 and April 2024, we issued to BridgeBio Pharma 10,929,005 shares of Series A redeemable convertible preferred stock (“Series A”) at $11.2467 per share for gross cash proceeds of $122.9 million and 2,072,629 shares of the Series A at $11.2467 per share in exchange for the settlement of related party payables of $23.3 million.

In April 2024, BBOT received $175.0 million in gross cash proceeds from the issuance of 19,761,881 shares of Series B at $8.8554 per share. In May 2024, BBOT received $25.0 million in gross cash proceeds through the issuance of 2,823,126 shares of Series B at $8.8554 per share. In March 2025, UCSF elected to exercise the Participation Right. BBOT settled the Participation Right in April 2025 through the issuance of 2,509,446 shares of the Series B for $22.2 million of cash proceeds.

In August 2025, upon closing of the de-SPAC Transaction, the combined company received $373.5 million from Helix, which included the proceeds from the PIPE Financing, the unredeemed cash held by Helix, and reflected payment of Helix’s transaction costs. The proceeds from the PIPE Financing and reverse recapitalization are expected to advance our project pipeline and will be used for research and development, business development, working capital, and other general corporate purposes.

We estimate that the existing cash, cash equivalents, and marketable securities of BBOT of $468.3 million as of September 30, 2025 will be sufficient to meet the our cash requirements for at least twelve months from the issuance date of the unaudited condensed consolidated financial statements for the nine months ended September 30, 2025 included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change due to many factors currently unknown to management. We could exhaust our available capital resources after the de-SPAC Transaction Closing sooner than management expects.

In the future, we plan to access capital resources by public or private equity offerings, debt financings, potential collaborations, licensing agreements, and other sources. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock. However, no assurance can be provided that we will continue to be successful in doing so in the future. If sufficient funds on acceptable terms are not available when needed, we may be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives.

Cash Flows

Overview of BBOT Cash Flows

During the nine months ended September 30, 2024, we financed our operations using the proceeds from the Series A financing from BridgeBio Pharma and the Legacy BBOT Series B Financing from new investors. During the nine months ended September 30, 2025, we received additional proceeds from Legacy BBOT Series B financing. The de-SPAC Transaction executed in August 2025 represents a major financing event for our business and the associated proceeds are presented as cash inflows from reverse recapitalization and PIPE Financing. We utilized the proceeds from these financing transactions to finance our operating activities during the year ended December 31, 2024 and through September 30, 2025 and anticipate to continue doing so in the future to facilitate the development of our product candidates.

Subsequent to April 30, 2024, we operated as a standalone entity and invested the available funds from the Legacy BBOT Series B Financing into marketable securities, which resulted in a significant increase in cash outflows from investing activities during the year ended December 31, 2024 and for the nine months ended September 30, 2025. The proceeds from the de-SPAC Transaction are currently invested in cash equivalents and do not result in material cash flows from investing activities.

Material Adjustments for Non-Cash Transactions

During the nine months ended September 30, 2025, we also recognized $3.8 million in settlement of participation right liability upon the issuance of the Series B redeemable convertible preferred stock, which resulted in a reclassification of the settlement date fair value of this liability to temporary equity.

During the nine months ended September 30, 2024, we extinguished related party payables of $19.7 million due to the conversion of these liabilities into Series A redeemable convertible preferred stock issued to BridgeBio Pharma and reduced the proceeds from the Legacy BBOT Series B Financing to reflect $2.5 million for the initial fair value of the participation right liability. Additionally, at the time of the Legacy BBOT Series B Financing, we recognized $3.7 million from the forgiveness of our related party payables to BridgeBio Pharma as a deemed contribution credited to additional paid-in capital.

Cash Flow Comparison for the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flows during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(71,660)	$(39,992)	$(31,668)
Net cash provided by (used in) investing activities	65,562	(146,086)	211,648
Net cash provided by financing activities	383,988	206,238	177,750
Net increase in cash, cash equivalents, and restricted cash	$377,890	$20,160	$357,730

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $71.7 million. This amount consisted of our net loss of $95.2 million, adjusted for a change in net operating assets and liabilities of $12.9 million, and further reduced by non-cash charges of $10.7 million. Our non-cash adjustments primarily consisted of $7.8 million charge representing the fair value of shares issuable to BridgeBio Pharma, $2.9 million in stock-based compensation, $0.7 million for losses from changes in the fair value of the participation right liability, partially offset by $1.2 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to an increase in our liabilities, including $15.8 million increase in accrued research and development liabilities, $0.7 million increase in accrued compensation and benefits, $0.6 million increase in accounts payable, and $0.5 million increase in accrued professional services. These changes were partially offset by an increase of $4.4 million in prepaid expenses and an increase of $0.4 million in other non-current assets.

Net cash used in operating activities for the nine months ended September 30, 2024 was $40.0 million. This amount consisted of our net loss of $54.6 million, adjusted for a change in net operating assets and liabilities of $11.2 million, and further reduced by non-cash charges of $3.4 million. Our non-cash adjustments primarily included $3.8 million in stock-based compensation and $0.6 million for losses from changes in the fair value of the participation right liability. These changes were partially offset by $1.2 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to an increase in our liabilities, including $9.5 million from the net related party balances, $3.8 million increase in accrued research and development liabilities, $2.0 million increase in accrued compensation and benefits, and $0.5 million increase in accounts payable. These changes were partially offset by an increase of $3.6 million in other non-current asset and $1.3 million in prepaid expenses.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $65.6 million, which consisted of $129.0 million in cash inflows from maturities of marketable securities, offset by $62.9 million in cash outflows from purchases of marketable securities and $0.5 million in purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2024, was $146.1 million, which consisted of $154.4 million in cash outflows from purchases of marketable securities offset by $6.0 million in cash inflows from maturities of marketable securities and $2.4 million in cash inflows related to a cash pooling arrangement with BridgeBio Pharma.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $384.0 million for the nine months ended September 30, 2025 included $373.5 million in proceeds from reverse recapitalization and PIPE Financing and $22.2 million cash inflows from the issuance of Series B shares to UCSF, offset by $11.7 million cash outflow related to the payment of deferred transaction costs.

Net cash provided by financing activities of $206.2 million for the nine months ended September 30, 2024 included primarily the net proceeds from the Legacy BBOT Series B Financing from new investors of $199.3 million, the net proceeds from the Series A financing from BridgeBio Pharma of $5.9 million, and $1.1 million for constructive cash inflows related to other contributions from BridgeBio Pharma.

Future Funding Requirements

We will not generate revenue from product sales unless we complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution.

Subsequent to the de-SPAC Transaction, we expect to incur additional costs associated with operating as a public company. In the future, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants that limit or restrict our ability to take specific actions, such as incurring debt, making capital expenditures, or declaring dividends. Furthermore, we may be unable to raise additional funds or enter into other agreements or arrangements on favorable terms or at all when needed. If we fail to raise capital or enter into such agreements, as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

Due to the numerous risks and uncertainties associated with the research, development, and commercialization of pharmaceutical products, we are unable to accurately estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
The successful achievement of preclinical and clinical milestones;
•
Continuing our research and drug discovery and development efforts;
•
Conducting preclinical and clinical trials for our current product candidates and additional product candidates;
•
Establishing a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;
•
Establishing and maintaining manufacturing and supply chain capacity sufficient to provide adequate supplies of our product candidates to support our ongoing and planned clinical trials and commercial quantities of any product candidates for which we may obtain marketing approval;
•
Maintaining, expanding, and protecting our intellectual property portfolio;
•
Acquiring or in-licensing other product candidates and technologies;
•
Continuing to discover and develop additional product candidates;
•
Hiring additional personnel to support our product candidate development efforts to obtain regulatory approval and securing additional facilities for operations; and
•
Operating as a public company following the de-SPAC Transaction.

Due to the numerous risks and uncertainties associated with the development of our product candidates, we are unable to accurately predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at the planned levels and be forced to reduce or terminate our operations.

In-Licensing and Collaboration Agreements

The Regents of the University of California License Agreements

In September 2016, BBOT entered into a license agreement with UCSF and was granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). The UCSF License was subsequently amended and was terminated in June 2021.

Under the UCSF License, UCSF received the right, but not the obligation, to purchase up to 10% of the securities in any offering on the same terms as other investors, which survived the termination of the UCSF License (“Participation Right”). Because UCSF was not notified of the Legacy BBOT Series B Financing at the time it was completed in 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of Series B at the original issue price of $8.8554 per share. In April 2025, we settled the Participation Right in full by issuing of 2,509,446 Series B shares for cash proceeds of $22.2 million.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, BBOT entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, BBOT and Leidos entered into a license agreement (“Initial Leidos License”), under which BBOT was granted certain worldwide exclusive licenses to use the licensed compounds related to its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021.

BBOT and Leidos subsequently entered into three additional license agreements (“Additional Leidos Licenses”), including two related to KRAS G12C inhibitor and P13Ka breaker compounds that were executed in August 2022, and one related to the PanKRAS inhibitor executed in December 2023. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are referred to as the “Leidos Agreements.”

Under the Additional Leidos Licenses, BBOT incurred initial upfront fees of $1.8 million and BBOT is required to pay Leidos certain annual license maintenance fees and royalties on net sales for such licensed compounds. See “License and Cooperative Research Development Agreements” in the Proxy Statement/Prospectus. As of September 30, 2025, BBOT is obligated to make contingent milestone payments totaling up to $24.4 million upon the achievement of certain clinical and regulatory milestones. As of September 30, 2025, BBOT recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the unaudited condensed consolidated balance sheet.

In connection with our arrangements with Leidos, we recognized research and development expenses of $2.2 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, and immaterial expenses for the three months ended September 30, 2025 and 2024, respectively.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, BBOT entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’ high-performance computing machines. BBOT and LLNS executed five subsequent amendments to the LLNS CRADA between December 2019 and May 2025 to clarify the scope and provide for term extensions. In July 2022, BBOT entered into an exclusive patent license agreement for KRAS G12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for oncology indications. In July 2025, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for non-oncology indications. These four agreements are collectively referred to as the LLNS Agreements.

Upon execution of the LLNS Agreements, BBOT paid an initial upfront cash fee of $0.2 million. In addition, under the terms of the LLNS Agreements, BBOT is required to pay LLNS certain annual license maintenance fees and royalties to LLNS on net sales for such licensed compounds. See “License and Cooperative Research and Development Agreements” in the Proxy Statement/Prospectus. As of September 30, 2025, BBOT is required to make contingent milestone payments totaling up to $21.1 million upon the achievement of certain clinical, regulatory, and sales milestones. As of September 30, 2025, BBOT recorded a $0.3 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the unaudited condensed consolidated balance sheet.

In connection with our arrangements with LLNS, we recognized research and development expenses of $0.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, and $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 to BBOT’s unaudited condensed consolidated financial statements included in this Quarterly Report. We believe that the following accounting policies are most critical to the judgments and estimates used in the preparation of the BBOT financial statements.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, preclinical studies, clinical trials, and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Subsequently, advance payments are recognized as research and development expenses, which may include estimates related to the progress of the underlying activities.

Accrued Research and Development Liabilities

We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, including preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based on the estimated amount of services provided but not yet invoiced and include these costs in accrued research and development liabilities in the balance sheet and within research and development in the statement of operations. These costs are a significant component of our research and development expenses.

We record accruals for these costs based on factors such as estimates of the amount of work completed, as determined through discussions with internal personnel and external service providers regarding the progress or stage of completion of the services, and in accordance with agreements established with our third-party service providers for such services. We make significant judgments and estimates in determining the accrued research and development liabilities balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled in clinical trials and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. We record advance payments to service providers as prepaid assets, which are expensed as the contracted services are performed. To date, there have been no material differences between our accrued costs and actual costs.

Allocated Operating Expenses and Related Party Transactions

Our operating expenses include significant amounts charged by or related to transactions with BridgeBio Pharma.

Prior to April 30, 2024, BBOT operated as part of BridgeBio Pharma. Costs and expenses directly attributable to BBOT’s operations were recorded in the BBOT's ledger with a corresponding liability, based on their nature. BBOT also utilized certain general and administrative functions of BridgeBio Pharma that were not recorded in its ledger. These general and administrative expenses represent the costs of doing business that would have been incurred if BBOT were to operate on a standalone basis. These general and administrative expenses were recorded in these financial statements using the carve-out operating expense allocation methodology. The allocation process used a percentage of the operating expenses incurred by BBOT in each period compared to the total operating expenses incurred by all BridgeBio Pharma entities. This percentage was then applied to the applicable general and administrative expenses incurred by BridgeBio Pharma to calculate the amounts attributable to our operations.

We consider the allocation methodology used to be reasonable and to appropriately reflect the related expenses attributable to BBOT based on its activity in each period and for the purposes of financial statements for the years ended December 31, 2024. However, the allocated expenses reflected in financial statements for the years ended December 31, 2024, may not be indicative of the actual expenses that would have been incurred during the periods presented if BBOT had operated as a separate standalone entity. Additionally, the allocated expenses may not accurately reflect the expenses BBOT will incur in the future.

If BBOT was not required to reimburse BridgeBio Pharma for the operating expenses, such amounts were presented as a deemed contribution from BridgeBio Pharma to BBOT and credited to stockholders’ deficit. If BBOT was required to reimburse BridgeBio Pharma for the operating expenses, such amounts were credited to liability. Subsequent to the Legacy BBOT Series B Financing, all outstanding amounts under the transition services agreement with BridgeBio Pharma are presented as assets and liabilities.

During the three and nine months ended September 30, 2025, BBOT recognized $0.2 million and $0.6 million, respectively, in research and development expenses and $7.9 million and $8.3 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma under the transition services agreement. The amounts included in general and administrative expenses for the three and nine months ended September 30, 2025 include the fair value of the common stock issuable to BridgeBio Pharma of $7.8 million discussed above.

During the three and nine months ended September 30, 2024, BBOT recognized $0.6 million and $8.6 million, respectively, in research and development expenses and $0.2 million and $2.6 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma.

For the three months ended September 30, 2024, the allocated general and administrative expenses calculated using the carve-out methodology were zero. For the nine months ended September 30, 2024, the allocated general and administrative expenses calculated using the carve-out methodology included $0.9 million related to stock-based compensation and $1.1 million related to other administrative expenses.

During the three and nine months ended September 30, 2024, BBOT recognized $0.4 million and $0.7 million, respectively, in income from services rendered to BridgeBio Pharma under the transition services agreement executed after the Legacy BBOT Series B financing to facilitate BBOT’s transition to standalone operations.

Stock-based Compensation

Stock-based compensation is recorded in research and development expenses, or general and administrative expenses based on the grantee's function. Prior to April 30, 2024, stock-based compensation recorded included the following components:

•
Amounts related to equity and liability-classified awards issued by BridgeBio Pharma to non-employees of BBOT engaged in its research and development activities. These amounts were initially credited to liability and subsequently settled by BBOT through the issuance of Series A redeemable convertible preferred stock.
•
Amounts related to stock-based awards issued by BridgeBio Pharma and allocated to BBOT based on the carve-out expense allocation methodology. These amounts were not expected or required to be settled in cash and were credited to stockholders’ deficit, within additional paid-in capital.

Subsequent to April 30, 2024, stock-based compensation includes expenses related to common stock options granted by BBOT. The associated stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures of share-based awards are accounted for as they occur. The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model, which requires certain assumptions further discussed below:

•
Fair Value of Common Stock: Prior to the de-SPAC Transaction, the fair value of our common stock was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, BBOT has concluded that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date. In addition, BBOT considered various objective and subjective factors, along with input from the independent third-party valuation firm. The factors included (1) the achievement of the development milestones by BBOT; (2) the significant risks associated with BBOT’s stage of development; (3) capital market conditions for comparable, privately held, early-stage life science companies; (4) BBOT’s available liquidity, financial condition, and results of operations; (5) the sales of BBOT’s shares to third parties, such as the Legacy BBOT Series B Financing; and (6) the preferential rights of the redeemable convertible preferred stockholders. Following the de-SPAC Transaction, we derive the fair value of our common stock from the public trading market.
•
Expected Dividend Yield: BBOT has historically paid no dividends and does not anticipate paying dividends in the future.
•
Expected Equity Volatility: BBOT has computed expected volatility based on the historical volatility of a representative group of public companies with similar characteristics to BBOT (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is commensurate with the expected term assumption.
•
Risk-Free Interest Rate: The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of award grant for the expected term of the award.
•
Expected Term: BBOT uses the simplified method to calculate the expected term for options granted to employees, as it does not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term.

Participation Right Liability

The participation right liability represented the right granted to USCF to potentially participate in future Series B offerings at a fixed price of $8.8554 per share. The participation right was a freestanding instrument substantially similar to a written call option on the Series B shares that may be redeemed outside of the Company’s control. As such, the Company classified the participation right as a liability, remeasured at fair value, until the participation right was exercised. Changes in the fair value of the participation right liability are presented separately in the unaudited condensed consolidated statements of operations. The participation light liability was subsequently settled in full in April 2025 as part of the issuance of the Series B shares, and its fair value represented the estimated intrinsic value per Series B share as of the settlement date.

As of the settlement date in April 2025, the fair value of the participation right liability was determined based on the intrinsic value of the underlying option to purchase each share of the Series B. The fair value per Series B share was estimated using the Probability-Weighted Expected Return Method (“PWERM”). Under the PWERM, we considered various liquidity events, including the de-SPAC Transaction, an initial public offering, and a sale of BBOT, assigned probability to each liquidity scenario, and estimated the fair value per Series B share using the following assumptions:

•
Probability of a Qualifying Liquidity Event: This refers to the likelihood that a qualifying liquidity event will occur during the expected term of the liability.
•
Expected Term, Years: This represents the estimated timeframe in years until a qualifying liquidity event is expected to occur.
•
Discount Rate: The discount rate is applied to future cash flows to calculate their present value.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies — Recently Adopted Accounting Pronouncements” to the unaudited condensed consolidated financial statements of BBOT, which are included in this Quarterly Report, for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business, become involved in legal proceedings. Regardless of the outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

In September 2016, BBOT entered into the UCSF License Agreement with The Regents of the University of California, San Francisco for an exclusive license to certain compounds. Although in June 2021 the UCSF License Agreement was terminated, certain of its terms survived, including one calling for a payment that would become due to UCSF upon the occurrence of a change of control or an initial public offering of BBOT, as those events are contractually defined in the UCSF License Agreement (the “Indexed Milestone Payment”). In April 2025, UCSF sent an email to BBOT, followed by a letter dated June 16, 2025, stating that, in the future, the Indexed Milestone Payment in an amount less than $5.0 million will become due on an unspecified date following the Closing Date of the Business Combination Agreement. BBOT disagrees with UCSF’s interpretation of the terminated UCSF License Agreement and believes that no such payment will be due now or in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Summary of Material Risks

•
BBOT has a limited operating history, has not completed any clinical trials, has no products approved for commercial sale, has never commercialized a product, and has not generated any revenue, which may make it difficult for investors to evaluate BBOT’s current business and likelihood of success and viability.
•
BBOT’s ability to generate revenue and achieve profitability depends significantly on its ability to achieve its objectives relating to the discovery, development and commercialization of its product candidates. If BBOT is unable to advance its product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, BBOT’s business will be materially harmed.
•
BBOT may require additional capital to finance its operations. If BBOT is unable to raise such capital when needed, or on acceptable terms, BBOT may be forced to delay, reduce or eliminate one or more of its research and drug development programs, future commercialization efforts, product development or other operations.
•
BBOT’s preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of its product candidates, which would prevent or delay development, regulatory approval and commercialization.
•
Any delays in the commencement or completion, or any termination or suspension, of BBOT’s current, planned or future clinical trials could result in increased costs to BBOT, delay or limit BBOT’s ability to generate revenue and adversely affect BBOT’s commercial prospects.
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials; interim, preliminary and topline data from BBOT’s preclinical studies and clinical trials that BBOT announces or publishes from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data; and the results of BBOT’s clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
•
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
•
BBOT’s product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
•
BBOT currently relies on third parties to supply and manufacture preclinical and clinical drug supplies, and BBOT intends to rely on third parties to produce commercial supplies of any approved product, which increases the risk that BBOT will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair BBOT’s development or commercialization efforts.
•
BBOT faces substantial competition which may result in others discovering, developing or commercializing products before or more successfully than BBOT does.
•
Any product candidates BBOT develops may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
•
BBOT’s business entails a significant risk of product liability.
•
Obtaining and maintaining regulatory approval of BBOT’s product candidates in one jurisdiction does not mean that BBOT will be successful in obtaining regulatory approval of its product candidates in others, and even if BBOT’s product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
•
BBOT may seek certain designations for its product candidates, but BBOT might not receive such designations, and even if BBOT does, such designations may not lead to a faster development or regulatory review or approval process.
•
BBOT is or may become subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security.
•
BBOT’s success is highly dependent on BBOT’s ability to attract, hire and retain highly skilled executive officers and employees.
•
If BBOT is unable to obtain, maintain and enforce patent protection for its technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, BBOT’s competitors could develop and commercialize technology and products similar or identical to BBOT’s.
•
Patent terms may not protect BBOT’s competitive position for an adequate amount of time.
•
BBOT may become involved in lawsuits to protect or enforce its patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•
BBOT relies on third parties to conduct its preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
•
There may not be an active trading market for Common Stock, which may make it difficult to sell shares of Common Stock.
•
Future sales, or the perception of future sales, by BBOT or its stockholders in the public market could cause the market price for BBOT’s securities to decline.
•
BBOT has identified a material weakness in its internal controls over financial reporting.
•
BBOT has increased costs as a result of operating as a public company, and BBOT’s management devotes substantial time to related compliance initiatives.
•
We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

Risks Related to BBOT’s Financial Position and Need for Additional Capital

BBOT has a limited operating history, has not completed any clinical trials, has no products approved for commercial sale and has not generated any revenue, which may make it difficult for investors to evaluate BBOT’s current business and likelihood of success and viability.

BBOT is a biopharmaceutical company with a limited operating history upon which investors can evaluate its business and prospects. BBOT was incorporated in August 2016 and commenced significant operations as an independent entity starting in May 2024, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, BBOT has devoted substantially all of its resources to research and development activities, including with respect to BBO-8520, BBO-10203 and BBO-11818, and its discovery programs, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

BBOT has not yet demonstrated its ability to successfully complete clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to evaluate BBOT’s likelihood of success and viability.

In addition, BBOT may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at BBOT’s stage of development in rapidly evolving fields. BBOT also expects that, as BBOT advances its product candidates, BBOT will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. BBOT has not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If BBOT does not adequately address these risks and difficulties or successfully make such a transition, its business will suffer.

BBOT has incurred significant net losses in each period since its inception, and expects to continue to incur significant net losses for the foreseeable future.

BBOT incurred significant net losses in each reporting period since its inception, has not generated any revenue to date and has financed its operations principally through private placements of securities. BBOT’s net losses were $95.2 million and $54.6 million for the nine months ended September 30, 2025 and 2024, respectively, and $74.3 million and $64.7 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, BBOT had an accumulated deficit of $317.8 million. BBOT has not yet completed any clinical trials. As a result, BBOT expects that it will be several years, if ever, before BBOT generates revenue from product sales. Even if BBOT succeeds in receiving marketing approval for and commercializing one or more product candidates, BBOT expects that it will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

BBOT expects to continue to incur significant and increasing expenses and increasing operating losses for the foreseeable future. The net losses BBOT incurs may fluctuate significantly from quarter to quarter such that a period-to-period comparison of BBOT’s results of operations may not be a good indication of future performance. The size of future net losses will depend, in part, on the pace of development activities and the rate of future growth of expenses and BBOT’s ability to generate revenue. BBOT’s prior losses and expected future losses have had and will continue to have an adverse effect on working capital, BBOT’s ability to fund the development of its product candidates and its ability to achieve and maintain profitability and the performance of its stock.

BBOT’s ability to generate revenue and achieve profitability depends significantly on its ability to achieve its objectives relating to the discovery, development and commercialization of its product candidates.

BBOT relies on its team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and patient-driven approach to develop its product candidates. BBOT’s business depends significantly on the success of its approach and the development and commercialization of the product candidates that BBOT discovers with this approach. BBOT has no products approved for commercial sale and does not anticipate generating any revenue from product sales for the next several years, if ever. BBOT’s ability to generate revenue and achieve profitability depends significantly on its ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from BBOT’s discovery program
•
maintaining current and establishing new relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from BBOT’s current or future discovery programs;

•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which BBOT successfully completes clinical development;
•
developing an efficient and scalable manufacturing process for BBOT’s product candidates, including the production of finished products that are appropriately packaged for sale if BBOT’s product candidates obtain marketing approvals;
•
maintaining current and establishing new commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for BBOT’s product candidates, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
maintaining an acceptable safety profile following any marketing approval of BBOT’s product candidates;
•
commercial acceptance of BBOT’s product candidates by patients, the medical community and third- party payors, including the willingness of physicians to use BBOT’s product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
defending against third-party interference or infringement claims, if any, with respect to BBOT’s intellectual property rights;
•
entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize BBOT’s product candidates;
•
obtaining coverage and adequate reimbursement by third-party payors for BBOT’s product candidates, if approved;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

BBOT may never be successful in achieving its objectives and, even if it does, may never generate revenue that is significant or large enough to achieve profitability. If BBOT does achieve profitability, BBOT may not be able to sustain or increase profitability on a quarterly or annual basis. BBOT’s failure to become and remain profitable would decrease the value of the company and could impair BBOT’s ability to maintain or further its research and development efforts, raise additional necessary capital, grow its business and continue its operations.

BBOT may require additional capital to finance its operations. If BBOT is unable to raise such capital when needed, or on acceptable terms, BBOT may be forced to delay, reduce or eliminate one or more of its research and drug development programs, future commercialization efforts, product development or other operations.

Since inception, BBOT has used substantial amounts of cash to fund its operations, and its expenses will increase substantially in the foreseeable future in connection with its ongoing activities, particularly as BBOT continues the research and development of, initiates additional clinical trials of, and seeks marketing approval for, its product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of BBOT’s product candidates or any future product candidates that BBOT develops is approved for commercial sale, BBOT anticipates incurring significant costs associated with sales, marketing, manufacturing and distribution activities. BBOT’s expenses could increase beyond expectations if BBOT is required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that BBOT currently anticipates. Other unanticipated costs may also arise. Because the design and outcome of BBOT’s clinical trials, including its planned and anticipated clinical trials, are highly uncertain, BBOT cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of its product candidates or any future product candidates that it develops. BBOT has initiated Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. BBOT is not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. BBOT is also incurring additional costs associated with operating as a public company. Accordingly, BBOT may need to obtain additional funding in order to continue its operations.

BBOT estimates that its existing cash, cash equivalents and short-term marketable securities as of the date of this report, which include the net proceeds from the Business Combination and the PIPE Investments, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into 2028.

Advancing the development of BBO-8520, BBO-10203 and BBO-11818 and BBOT’s discovery programs will require a significant amount of capital. BBOT’s existing cash, cash equivalents and marketable securities will not be sufficient to fund all of BBOT’s product candidates through regulatory approval, and BBOT may need to raise additional capital to complete the development and commercialization of its product candidates. BBOT’s estimate as to how long it expects its existing cash, cash equivalents and marketable securities to fund its operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and BBOT could use its available capital resources sooner than currently expected. Changing circumstances, some of which may be beyond BBOT’s control, could cause BBOT to consume capital significantly faster than currently anticipated, and BBOT may need to seek additional funds.

BBOT may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute BBOT’s stockholders or restrict its operating activities. BBOT does not have any committed external source of funds. Adequate additional financing may not be available to BBOT on acceptable terms, or at all. BBOT’s ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase BBOT’s cost of financing or restrict BBOT’s access to potential sources of future liquidity. To the extent that BBOT raises additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect BBOT’s business. If BBOT raises additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, BBOT may have to relinquish valuable rights to its product candidates or grant licenses on terms that are not favorable to BBOT. In addition, BBOT may seek additional capital due to favorable market conditions or strategic considerations even if BBOT believes it has sufficient funds for its current or future operating plans.

BBOT’s failure to raise capital as and when needed or on acceptable terms would have a negative impact on its financial condition and its ability to pursue its business strategy, and BBOT may have to delay, reduce the scope of, suspend or eliminate one or more of its research or drug development programs, clinical trials or future commercialization efforts.

Risks Related to BBOT’s Product Development, Regulatory Approval and Commercialization

BBOT’s future prospects are substantially dependent on the advancement of its product candidates. If BBOT is unable to advance its product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, BBOT’s business will be materially harmed.

BBOT has initiated Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. BBOT’s ability to generate product revenue, which BBOT does not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. BBOT is not permitted to market or promote any product candidate before BBOT receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and BBOT may never receive such marketing approvals.

The success of BBOT’s product candidates will depend on several factors, including the following:

•
successful and timely completion of preclinical studies;
•
submission of INDs in the U.S. and CTAs and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with BBOT’s clinical trials;
•
successful initiation and completion of clinical trials;
•
successful and timely patient selection and enrollment in and completion of clinical trials;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of BBOT’s product candidates both in the U.S. and internationally;
•
maintaining and growing an organization of scientific, medical and other professionals who can develop and commercialize BBOT’s product candidates;
•
the frequency and severity of adverse events in clinical trials;

•
obtaining positive data that support demonstration of efficacy, safety and tolerability profiles and durability of effect for BBOT’s product candidates that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•
the timely receipt of marketing approvals from applicable regulatory authorities;
•
the timely identification, development and approval of companion diagnostic tests, if required;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of BBOT’s product candidates;
•
obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
the protection of BBOT’s rights in its intellectual property portfolio;
•
establishing sales, marketing and distribution capabilities and the successful launch of commercial sales of BBOT’s product candidates if and when approved for marketing, whether alone or in collaboration with others;
•
maintaining an acceptable safety profile following any marketing approval;
•
commercial acceptance by patients, the medical community and third-party payors, including the willingness of physicians to use BBOT’s product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
BBOT’s ability to compete with other therapies; and
•
BBOT’s ability to address any potential delays resulting from factors related to public health emergencies, natural disasters or geopolitical events.

BBOT does not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to BBOT’s intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If BBOT is not successful with respect to one or more of these factors in a timely manner or at all, BBOT could experience significant delays or an inability to successfully commercialize any product candidates from its lead programs, which would materially harm its business. If BBOT does not receive marketing approvals for such product candidates, BBOT may not be able to continue its operations.

BBOT’s preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of its product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of BBOT’s product candidates, BBOT must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that its product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, there is a high risk of failure, and BBOT may never succeed in developing marketable products.

BBOT may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or BBOT’s ability to commercialize its product candidates, including:

•
failure of BBOT’s product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;
•
receipt of feedback from regulatory authorities that requires BBOT to modify the design of its clinical trials;
•
negative or inconclusive clinical trial results that may require BBOT to conduct additional clinical trials or abandon certain research, discovery and/or drug development programs;
•
the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated, particularly if there are other trials enrolling the same or overlapping precisely targeted patient populations, or participants dropping out of these clinical trials at a higher rate than anticipated;
•
third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to BBOT in a timely manner, or at all;
•
the suspension or termination of BBOT’s clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that BBOT’s product candidates have undesirable adverse events or other unexpected characteristics or risks;
•
the cost of clinical trials of BBOT’s product candidates being greater than anticipated;
•
the supply or quality of BBOT’s product candidates or other materials necessary to conduct clinical trials of BBOT’s product candidates being insufficient or inadequate; and
•
regulators revising the requirements for approving BBOT’s product candidates.

If BBOT is required to conduct additional clinical trials or other testing of its product candidates beyond those that BBOT is currently contemplating, if BBOT is unable to successfully complete clinical trials of its product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, BBOT may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if BBOT receives such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

BBOT’s discovery and development activities are focused on precision oncology to treat RAS-dependent cancers, which is a rapidly evolving area of science, and the approach BBOT is taking to discover and develop drugs may never lead to approved or marketable products.

The discovery and development of precision oncology therapeutics for patients with RAS-dependent cancers is an emerging field, and the scientific discoveries that form the basis for BBOT’s efforts to discover and develop product candidates are evolving. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although BBOT believes, based on BBOT’s preclinical work and clinical trials to date, that BBOT’s product candidates can inhibit RAS, clinical results may not confirm this hypothesis or may only confirm it for certain tumor types. The patient populations for BBOT’s product candidates are limited to those with KRAS and PI3Ka mutations and HER2 amplification and may not be completely defined but are substantially smaller than the general treated cancer population, and BBOT will need to screen and identify these targeted patients. Successful identification of patients is dependent on several factors, including evaluation of patient biopsies and blood samples, which may require the use of companion diagnostic tests. Furthermore, even if BBOT is successful in identifying patients, BBOT cannot be certain that the resulting patient populations for each mutation will be large enough to allow BBOT to successfully obtain approval for each mutation type and commercialize BBOT’s product candidates and achieve profitability. BBOT does not know if its approach of focusing on treating patients with RAS-dependent cancers will be successful, and if its approach is unsuccessful, BBOT’s business will suffer.

Any delays in the commencement or completion, or any termination or suspension, of BBOT’s current, planned or future clinical trials could result in increased costs to BBOT, delay or limit BBOT’s ability to generate revenue and adversely affect BBOT’s commercial prospects.

Before BBOT can initiate clinical trials of any product candidate in any indication, BBOT must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and its proposed clinical trial protocol, as part of an IND or similar regulatory submission under which BBOT must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require BBOT to conduct additional preclinical studies for any product candidate before they allow BBOT to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of BBOT’s preclinical development programs.

Before obtaining marketing approval from the FDA of BBO-8520, BBO-10203, BBO-11818 or of any other future product candidate in any indication, BBOT must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, BBOT expects to rely in part on preclinical, clinical and quality data generated by BBOT’s CROs and other third parties for regulatory submissions for BBOT’s product candidates. While BBOT has or will have agreements governing these third parties’ services, BBOT has limited influence over their actual performance. If these third parties do not make data available to BBOT, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to BBOT’s agreements with them, BBOT’s development programs may be significantly delayed and BBOT may need to conduct additional studies or collect additional data independently. In either case, BBOT’s development costs would increase. BBOT has initiated Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of BBOT’s future product candidates.

BBOT could also encounter delays if a clinical trial is suspended or terminated by BBOT, by the independent institutional review board (“IRB”) or independent ethics committee (“IEC”) of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or BBOT’s clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and BBOT may need to amend clinical trial protocols to comply with these changes. Amendments may require BBOT to resubmit its clinical trial protocols to IRBs/IECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, if BBOT is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, BBOT’s development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Although these diversity action plans are not required to be submitted until after the FDA finalizes its guidance on the topic, such plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

Certain of BBOT’s current or future scientific advisors or consultants who receive compensation from BBOT may become investigators for BBOT’s future clinical trials. Under certain circumstances, BBOT may be required to report some of these relationships to the FDA. Although BBOT expects any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between BBOT and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of BBOT’s marketing applications by the FDA and may ultimately lead to the denial of marketing approval of BBOT’s product candidates. If BBOT experiences delays in the completion of, or any termination or suspension of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and BBOT’s ability to generate product revenue will be delayed. Moreover, any delays in completing BBOT’s clinical trials will increase BBOT’s costs, slow down BBOT’s development and approval process and jeopardize BBOT’s ability to commence product sales and generate revenue, which may harm BBOT’s business, financial condition, results of operations and prospects significantly.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of BBOT’s clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

BBOT will be required to demonstrate with substantial evidence through well-controlled clinical trials that BBOT’s product candidates are safe and effective for use in the target population before BBOT can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes; there is a high risk of failure and BBOT may never succeed in developing marketable products.

The results of preclinical studies may not be predictive of the results of clinical trials of BBOT’s product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. Similarly, certain of BBOT’s hypotheses regarding the potential clinical and therapeutic benefits of its product candidates compared to other approved products and product candidates or molecules in development are based on observations from the preclinical studies and early clinical trials that BBOT has completed, and results from such preclinical studies and early clinical trials are not necessarily predictive of the results of later preclinical studies or clinical trials.

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products. The development of BBOT’s product candidates and its stock price may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of preclinical studies or clinical trials of BBOT’s competitors or other companies in the biopharmaceutical industry, in addition to BBOT’s own preclinical studies and clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with BBOT’s product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause adverse events that are unrelated to BBOT’s product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, BBOT’s clinical trial outcomes.

Any preclinical studies or clinical trials that BBOT conducts may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market BBOT’s product candidates. If the results of BBOT’s ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of BBOT’s product candidates, if BBOT does not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with BBOT’s product candidates, BBOT may be prevented or delayed in obtaining marketing approval for such product candidates.

BBOT does not know whether any clinical trials BBOT conducts will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of BBOT’s product candidates.

In addition to BBO-8520, BBO-10203 and BBO-11818, BBOT’s prospects depend in part upon discovering, developing and commercializing additional product candidates from BBOT’s discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

BBOT’s future operating results are dependent on its ability to successfully discover, develop, obtain regulatory approval for and commercialize BBO-8520, BBO-10203 and BBO-11818 and future product candidates from BBOT’s discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other research candidates that BBOT may develop will depend on many factors, including the following:

•
generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;
•
obtaining regulatory permission to initiate clinical trials;
•
contracting with the necessary parties to conduct clinical trials;
•
successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•
the timely manufacture of sufficient quantities of a product candidate for use in clinical trials;
•
adverse events in clinical trials; and
•
addressing any delays resulting from factors related to public health emergencies, natural disasters or geopolitical events.

Even if BBOT successfully advances any research candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that BBOT will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

BBOT’s approach to the discovery and development of product candidates is unproven, and BBOT may not be successful in its efforts to use and expand its approach to build a pipeline of product candidates with commercial value.

A key element of BBOT’s strategy, which is unproven, is to use and expand BBOT’s expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although BBOT’s research and development efforts to date have resulted in the discovery of and initiation of clinical development of BBO-8520, BBO-10203 and BBO-11818, such product candidates and any other product candidates BBOT may develop may not be safe or effective as cancer therapeutics, and BBOT may not be able to develop any other product candidates. For example, the potential product candidates that BBOT has identified or identifies in the future may not generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If BBOT does not successfully develop and commercialize product candidates, BBOT will not be able to generate product revenue in the future, which would result in significant harm to BBOT’s financial position and adversely affect its business.

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If BBOT is ultimately unable to obtain regulatory approval of its product candidates, BBOT will be unable to generate product revenue and its business will be substantially harmed.

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that BBOT’s data are insufficient for approval and require additional preclinical, clinical or other data. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Even if BBOT eventually completes clinical testing and receives approval for its product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve BBOT’s product candidates for a more limited indication or a narrower patient population than BBOT originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, BBOT may be required to conduct additional studies to or obtained, regulatory approval for any product candidate, and it is possible that none of BBOT’s product candidates will ever obtain regulatory approval. Further, development of BBOT’s product candidates and/or regulatory approval may be delayed for reasons beyond its control.

Applications for BBOT’s product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of BBOT’s clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may determine that BBOT’s product candidates are not safe and effective, are only moderately effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude BBOT obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which BBOT seeks approval;
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with BBOT’s interpretation of data from preclinical studies or clinical trials;
•
the clinical data of the clinical trial may fail to meet the level of statistical significance required to obtain approval of BBOT’s product candidates by the FDA, EMA or other comparable foreign regulatory authorities;
•
BBOT may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that BBOT’s product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which BBOT contracts for clinical and commercial supplies;

•
the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests required for BBOT’s product candidates;
•
BBOT may not obtain or maintain adequate funding to complete its clinical trials in a manner that is satisfactory to the FDA, EMA or other comparable foreign regulatory authorities; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering BBOT’s clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in BBOT failing to obtain regulatory approval to market any of its product candidates, which would significantly harm BBOT’s business, results of operations and prospects.

BBOT may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines BBOT expects, and even if BBOT is able to, the FDA, EMA or any comparable foreign regulatory authority may not permit BBOT to proceed.

BBOT’s research and development efforts to date have resulted in the initiation of clinical development of BBO-8520, BBO-10203 and BBO-11818. BBOT may not be able to submit INDs for any future product candidates it may identify on the timelines it expects, or such submissions may not take effect on the timeline that BBOT anticipates, or at all. For example, BBOT may experience manufacturing delays or other delays with IND-enabling studies. Moreover, BBOT cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause BBOT or regulatory authorities to suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, BBOT cannot guarantee that the FDA will not change its requirements in the future. These considerations also apply to new clinical trials BBOT may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines BBOT expects or to obtain regulatory approvals for BBOT’s planned clinical trials may prevent BBOT from initiating or completing its clinical trials or commercializing its product candidates on a timely basis, if at all.

BBOT’s product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If BBOT’s product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, BBOT may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment- related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent BBOT from achieving or maintaining market acceptance of the affected product candidate and may harm BBOT’s business, financial condition and prospects significantly. There have been, and it is likely that there will be additional, adverse events associated with the use of BBOT’s product candidates as is typically the case with oncology drugs. Results of BBOT’s studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, BBOT’s trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order BBOT to cease further development of or deny approval of BBOT’s product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm BBOT’s business, financial condition and prospects significantly.

In addition, BBOT’s product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. BBOT’s product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with BBOT’s product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause adverse events that are unrelated to BBOT’s product candidates but may still impact the success of BBOT’s clinical trials. The inclusion of critically ill patients in BBOT’s clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events are observed in any of BBOT’s current or future clinical trials, BBOT may have difficulty recruiting patients to the clinical trials, patients may drop out of BBOT’s trials, or BBOT may be required to abandon the trials or its development efforts of that product candidate altogether. BBOT, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm BBOT’s business, financial condition and prospects. Further, if any of BBOT’s product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. BBOT cannot predict whether its product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

Interim, preliminary and topline data from BBOT’s preclinical studies and clinical trials that BBOT announces or publishes from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

BBOT expects to publicly disclose interim, preliminary or topline data from its clinical trials in the future. These interim updates are anticipated to be based on preliminary analyses of then-available data, and the results and related findings and conclusions may be subject to change following a more comprehensive review of the data related to the particular study or trial. For example, BBOT may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. BBOT also makes assumptions, estimations, calculations and conclusions as part of its analyses of data, and BBOT may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that BBOT reports may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, BBOT may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm BBOT’s business and prospects. Further, additional disclosure of interim, preliminary or topline data by BBOT or by its competitors in the future could result in volatility in the price of BBOT’s common stock.

In addition, the information BBOT chooses to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what BBOT determines is the material or otherwise appropriate information to include in its public disclosures, and any information BBOT determines not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or BBOT’s business. If the interim, preliminary or topline data that BBOT reports differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, BBOT’s ability to obtain approval for, and commercialize, any of its product candidates may be harmed, which could harm BBOT’s business, financial condition, results of operations and prospects.

If BBOT experiences delays or difficulties in the enrollment or maintenance of patients in clinical trials, BBOT’s regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

BBOT may not be able to initiate or continue clinical trials for its product candidates if BBOT is unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. BBOT’s ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. BBOT utilizes profiling of patients’ tumors to identify suitable patients for recruitment into its clinical trials. For these clinical trials, BBOT seeks patients who carry specific gene mutation or amplification that its product candidates are designed to precisely target. BBOT cannot be certain (i) how many patients will have the requisite mutation or amplification that qualify for inclusion in its clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) if regulatory approval is obtained, whether each specific mutation or amplification will be included in the approved drug label. Additionally, BBOT faces competition, including from large pharmaceutical companies with significantly more resources than BBOT, for enrollment of BBOT’s targeted patient populations, which may impact BBOT’s ability to successfully recruit patients for its clinical trials. If BBOT’s strategies for patient identification and enrollment prove unsuccessful, BBOT may have difficulty enrolling or maintaining patients appropriate for its product candidates.

Patient enrollment may be affected if BBOT’s competitors have ongoing clinical trials for programs that are under development for the same indications as BBOT’s product candidates, and patients who would otherwise be eligible for BBOT’s clinical trials instead enroll in clinical trials of its competitors’ programs. Patient enrollment for BBOT’s current or future clinical trials may be affected by other factors, including:

•
size and nature of the patient population;
•
severity of the disease under investigation;
•
availability and efficacy of approved drugs for the disease under investigation;
•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for

BBOT’s clinical trials to a greater extent than competing clinical trials for the same indication that do not have a biomarker-driven patient eligibility criteria;
•
perceived risks and benefits of the product candidate under study;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications BBOT is investigating;
•
clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in BBOT’s clinical trials;
•
patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective patients; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

BBOT’s inability to enroll a sufficient number of patients for its clinical trials would result in significant delays or may require BBOT to abandon one or more clinical trials altogether. Enrollment delays in BBOT’s clinical trials may result in increased development costs for its product candidates and jeopardize its ability to obtain marketing approval for the sale of its product candidates. Furthermore, even if BBOT is able to enroll a sufficient number of patients for its clinical trials, BBOT may have difficulty maintaining participation in its clinical trials through treatment and any follow-up periods.

BBOT has limited resources and is currently focusing its efforts on the development of BBO-8520, BBO-10203 and BBO-11818 in particular indications and advancing its discovery programs. As a result, BBOT may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

BBOT is currently focusing its resources and efforts on its lead product candidates, BBO-8520 a KRAS inhibitor for KRASG12C NSCLC, BBO-10203 a PI3Kα:RAS breaker for PIK3CAmut BC, HER2amp BC, KRASmut NSCLC, KRASmut PDAC, and KRASmut CRC, and BBO-11818 a Pan-KRAS inhibitor for KRASG12X NSCLC, KRASG12X PDAC, KRASG12X CRC, and on advancing BBOT’s discovery programs. As a result, because BBOT has limited resources, BBOT may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. BBOT’s resource allocation decisions may cause BBOT to fail to capitalize on viable commercial products or profitable market opportunities. BBOT’s spending on current and future research and development activities for BBO-8520, BBO-10203 and BBO-11818 and BBOT’s discovery programs may not yield any commercially viable products. If BBOT does not accurately evaluate the commercial potential or target markets for BBO-8520, BBO-10203 and BBO-11818 or any future product candidates identified through BBOT’s discovery programs, BBOT may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for BBOT to retain sole development and commercialization rights. In addition, given the similar approaches being utilized by BBOT’s lead product candidates, negative developments for one candidate in the pipeline may have negative implications for other candidates in the pipeline.

BBOT currently relies on third parties to supply and manufacture preclinical and clinical drug supplies, and BBOT intends to rely on third parties to produce commercial supplies of any approved product, which increases the risk that BBOT will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair BBOT’s development or commercialization efforts.

BBOT does not own or operate manufacturing facilities for the production of preclinical, clinical or commercial supplies of the product candidates that BBOT is developing or evaluating in its drug development programs. BBOT has limited personnel with experience in drug manufacturing and lacks the resources and the capabilities to manufacture any of BBOT’s product candidates on a preclinical, clinical or commercial scale. BBOT relies on third parties for supply of its preclinical and clinical drug supplies (including key active pharmaceutical ingredients, or API, drug product, and starting and intermediate materials), and BBOT’s strategy is to outsource to third parties all manufacturing of BBOT’s product candidates and products from preclinical development through clinical trials and commercialization, if any product candidates are approved.

In order to conduct clinical trials of product candidates, BBOT will need to have them manufactured in potentially large quantities, particularly for later-stage trials. BBOT’s third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of its clinical drug supplies (including API, drug product, and key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. If these third-party manufacturers are unable to successfully scale up the manufacture of BBOT’s product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained.

In addition, some of BBOT’s third-party suppliers (including suppliers of key active pharmaceutical ingredients, or API, drug product, and starting and intermediate materials) are currently BBOT’s sole source of supplies and, as a result, an issue with one of these suppliers may more significantly impact or delay BBOT’s development or commercial plans, as discussed further under the risk factor titled, “Some of the third parties upon whom BBOT currently relies for the supply of the active pharmaceutical ingredients, drug product and starting materials used in BBOT’s product candidates are BBOT’s sole source of supply, and the loss of any of these suppliers could delay BBOT’s development efforts and harm BBOT’s business.”

BBOT’s use of new third-party manufacturers or suppliers also increases the risk of delays in production or insufficient supplies of BBOT’s product candidates (and the key API, drug product, and starting and intermediate materials for such product candidates) as BBOT transfers its manufacturing technology to these manufacturers or suppliers and as they gain experience manufacturing or producing BBOT’s product candidates (and the key API, drug product, and starting and intermediate materials for these product candidates).

Even after a third-party manufacturer has gained significant experience in manufacturing BBOT’s product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates), or even if BBOT believes it has succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will supply or produce sufficient quantities of BBOT’s product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates) in a timely manner or continuously over time, or at all. BBOT may be delayed if BBOT needs to change the manufacturing process used by a third party. Further, if BBOT changes an approved manufacturing process, then BBOT may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used.

Reliance on third-party manufacturers for preclinical, clinical and commercial supplies entails risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing or master services agreement by the third party;
•
the possible misappropriation of BBOT’s proprietary information, including trade secrets and know- how; and
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for BBOT.

While BBOT has entered into master services agreements with its current suppliers under which work is performed on an as-needed basis pursuant to quotations or proposals, BBOT does not currently have any agreements with third-party manufacturers for long-term commercial supply. In the future, BBOT may be unable to enter into agreements with third-party manufacturers for commercial supplies of any of BBOT’s product candidates, or may be unable to do so on acceptable terms. Even if BBOT is able to establish and maintain arrangements with third-party manufacturers for commercial supply, reliance on third-party manufacturers entails risks, including those described above.

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. BBOT’s failure, or the failure of its third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on BBOT, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of BBOT’s product candidates.

BBOT’s future product candidates and any products that BBOT may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP requirements particularly that use chromatography or purification technology necessary for the manufacture of BBO-10203, and that might be capable of manufacturing for BBOT.

BBOT is also unable to predict how changing regulatory requirements, global economic conditions or ongoing geopolitical conflicts, trade policy, and related global economic sanctions, or potential global health concerns will affect BBOT’s third-party suppliers and manufacturers. Any negative impact of such matters on BBOT’s third-party suppliers and manufacturers may also have an adverse impact on BBOT’s results of operations or financial condition. For example, in 2024, there was Congressional activity related to interactions with Chinese biopharmaceutical companies, including the introduction of the BIOSECURE Act. Although the BIOSECURE Act has not been passed by Congress, if this bill is re-introduced and is passed, or if similar laws are passed in the future, they would have the potential to restrict the ability of U.S. biopharmaceutical companies like BBOT to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Some of BBOT’s sole source suppliers are companies in China, including some named in these bills, and it is possible some of BBOT’s contractual counterparties could be impacted by the legislation described above.

If the third parties that BBOT engages to supply any materials or manufacture product for its preclinical tests and clinical trials should cease to continue to do so for any reason, BBOT likely would experience delays in advancing these tests and trials while BBOT identifies and qualifies replacement suppliers or manufacturers, and BBOT may be unable to obtain replacement supplies on terms that are favorable to BBOT or at all. In addition, if BBOT is not able to obtain adequate supplies of its product candidates or the substances used to manufacture them, it will be more difficult for BBOT to develop its product candidates and compete effectively.

BBOT’s current and anticipated future dependence upon others for the manufacture of BBOT’s product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates) may adversely affect BBOT’s future profit margins and ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

BBOT faces substantial competition which may result in others discovering, developing or commercializing products before or more successfully than BBOT does.

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. BBOT’s competitors have developed, are developing or may develop products, product candidates and processes competitive with BBOT’s product candidates. Any product candidates that BBOT successfully develops and commercializes will compete with existing therapies and new therapies that may become available in the future. BBOT believes that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which BBOT is currently attempting and may in the future attempt to develop product candidates. In addition, BBOT’s product candidates may need to compete with drugs physicians use off-label to treat the indications for which BBOT seeks approval. This may make it difficult for BBOT to replace existing therapies with BBOT’s product candidates.

In particular, there is intense competition in the field of oncology. BBOT has competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. BBOT also competes with these organizations to recruit and retain qualified scientific and management personnel, which could negatively affect BBOT’s level of expertise and BBOT’s ability to execute its business plan. BBOT will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, BBOT’s programs.

For BBO-8520, there are currently two KRASG12C inhibitors approved by the FDA for use in KRASG12C mutant advanced or metastatic NSCLC.

For BBO-10203, there is one PI3Kα inhibitor approved by the FDA for the treatment of HR+ / HER2- advanced or metastatic PIK3CAmut breast cancer.

For BBO-11818, there are no pan-KRAS inhibitors approved by the FDA for the treatment of KRASG12X mutant lung, colorectal, or pancreatic cancers.

Many of BBOT’s competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than BBOT. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology product candidates. These companies also have significantly greater research and marketing capabilities than BBOT and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in BBOT’s target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that BBOT develops obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, BBOT’s programs. As a result of all of these factors, BBOT’s competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in BBOT’s field before BBOT does.

BBOT’s potential commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse events, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that BBOT may develop. Physicians may be more willing to prescribe competitors’ products for various reasons, and may rely on guidelines related to treatment of patients issued by medical societies, industry groups or other organizations, which may not include, and may never include, BBOT’s products. BBOT’s competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than BBOT may obtain approval for its product candidates, which could result in competitors establishing a strong market position before BBOT is able to enter the market, or make BBOT’s development and marketing more complicated. Even if the product candidates BBOT develops achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by BBOT’s competitors may render BBOT’s technologies or product candidates obsolete, less competitive or not economical. If BBOT is unable to compete effectively, BBOT’s opportunity to generate revenue from the sale of products BBOT may develop, if approved, could be adversely affected.

BBOT’s product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if BBOT’s product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of BBOT’s approved product candidates will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which a product candidate is approved;
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (REMS), if any, which may not be required of alternative treatments and competitor products;
•
the potential and perceived advantages of BBOT’s product candidates over alternative treatments;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•
willingness of physicians to use BBOT’s product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
the availability of an approved product candidate for use as a combination therapy;
•
relative convenience and ease of administration;
•
the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;
•
the effectiveness of sales and marketing efforts;
•
unfavorable publicity relating to BBOT’s product candidates; and
•
the approval of other new therapies for the same indications.

If any of BBOT’s product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, BBOT may not generate or derive sufficient revenue from that product candidate and BBOT’s financial results could be negatively impacted.

The market opportunities for any product candidates BBOT develops, if approved, may be limited to certain smaller patient subsets and may be smaller than BBOT estimates them to be.

When cancer is detected early (referred to as localized disease), conventional treatments, which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies, may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second- and third-line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.

In most instances, BBOT plans to initially seek approval of BBO-8520, BBO-10203 and BBO-11818 and any other future product candidates for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, BBOT would potentially expect to seek approval ultimately as a first line therapy. There is no guarantee that BBOT’s product candidates, even if approved for previously treated patients, would be approved for an earlier line of therapy, and prior to any such approvals BBOT may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

BBOT’s projections of both the number of people who have the cancers BBOT is targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with BBOT’s product candidates, are based on BBOT’s beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new data and studies may change the estimated incidence or prevalence of the cancers that BBOT is targeting, especially if new therapies that are approved while BBOT advances its product candidates affect the treatment paradigm and/or the size of the target population. The potentially addressable patient population for BBOT’s product candidates may be limited or may not be amenable to treatment with BBOT’s product candidates. Consequently, even if BBOT’s product candidates are approved, the number of patients that may be eligible for treatment with BBOT’s product candidates may turn out to be much lower than expected. In addition, BBOT has not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if BBOT obtains significant market share for its products, if approved, if the potential target populations are small, BBOT may never achieve profitability without obtaining regulatory approval for additional indications.

Any product candidates BBOT develops may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.), to pay for products. The availability and extent of coverage and adequate reimbursement by third- party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of BBOT’s product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, BBOT may not be able to successfully commercialize its product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow BBOT to establish or maintain pricing sufficient to realize an adequate return on BBOT’s investment. Further, it is possible that a third-party payor may consider BBOT’s product candidates as substitutable with competitor products and offer to reimburse patients only for the less expensive competitor product. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which BBOT obtains marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, BBOT may not successfully commercialize any product candidate for which BBOT obtains marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Center for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require BBOT to provide scientific and clinical support for the use of BBOT’s products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, BBOT cannot be sure that its products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for BBOT’s products if approved, BBOT’s revenue, and its ability to compete with other marketed products and to recoup the costs of its research and development. For further discussion, see “- Current and future legislation may increase the difficulty and cost for BBOT to obtain reimbursement for its product candidates;” and “- The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are the subject of considerable legislative and executive actions and could impact the prices BBOT obtains for its products, if and when licensed for marketing.”

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. BBOT may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. Nonetheless, BBOT’s product candidates may not be considered medically necessary or cost effective. BBOT cannot be sure that coverage and reimbursement will be available for any product that BBOT commercializes and, if reimbursement is available, what the level of reimbursement will be.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for BBOT’s product candidates, if approved.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and BBOT believes the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as BBOT’s product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, BBOT may be required to conduct a clinical trial that compares the cost-effectiveness of BBOT’s product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that BBOT is able to charge for its product candidates. Accordingly, in markets outside the U.S., the reimbursement for BBOT’s products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

If BBOT is unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which BBOT receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

BBOT’s business entails a significant risk of product liability and if BBOT is unable to obtain sufficient insurance coverage such inability could have an adverse effect on BBOT’s business and financial condition.

BBOT’s business exposes BBOT to significant product liability and other risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability and other claims or incidents, such as cyber incidents and breaches, could delay or prevent completion of BBOT’s development programs. If BBOT succeeds in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of BBOT’s products, manufacturing processes and facilities or BBOT’s marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of BBOT’s products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for BBOT’s products, injury to BBOT’s reputation, costs to defend the related litigation, a diversion of management’s time and BBOT’s resources and substantial monetary awards to trial participants or patients. BBOT currently has product liability and other insurance that BBOT believes is appropriate for its stage of development and may need to obtain higher levels prior to advancing BBOT’s product candidates into later stages of development or marketing any of BBOT’s product candidates, if approved. Any insurance BBOT has or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial, product liability, and other types of insurance (such as cyber insurance) are becoming increasingly expensive and difficult to obtain. As a result, BBOT may be unable to obtain sufficient insurance at a reasonable cost to protect BBOT against losses caused by product liability or other claims or incidents, including data breach and incidents, that could have an adverse effect on BBOT’s business and financial condition.

Certain of BBOT’s product candidates are novel, complex and difficult to manufacture. BBOT could experience manufacturing problems that result in delays in BBOT’s development or commercialization or otherwise harm BBOT’s business.

The manufacturing processes BBOT’s third-party contract manufacturing organizations (“CMOs”) use to produce its product candidates are complex, novel and have not been validated for commercial use. Several factors have caused and may cause future production interruptions, including restrictions on certain manufacturing operations and shortages in on-site personnel at BBOT’s CMOs’ manufacturing facilities, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of BBOT’s suppliers, including historical disruptions, which could reoccur in connection with any future global pandemic or health emergency.

Several of BBOT’s small molecule product candidates are particularly complex and difficult to manufacture, in some cases due to the number of steps required, the process complexity and the toxicity of end or intermediate-stage products. BBOT’s product candidates require processing steps that are more complex than those required for most small molecule drugs. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, BBOT’s CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. BBOT may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require BBOT to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that BBOT not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause BBOT to delay clinical trials, which could be costly to BBOT and otherwise harm BBOT’s business, financial condition, results of operations and prospects.

BBOT’s CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate BBOT’s manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in BBOT’s CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make BBOT a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in BBOT’s manufacturing process could also restrict BBOT’s ability to meet potential future market demand for any products that may be approved.

Certain of BBOT’s product candidates are under development for the treatment of patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require BBOT to abandon or limit its clinical development activities.

Patients in certain of BBOT’s ongoing and planned clinical trials of product candidates in genetically driven cancers, as well as patients who may undergo treatment with other product candidates that BBOT may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to BBOT’s product candidates. While these side effects or AEs may be unrelated to BBOT’s product candidates, they may still affect the success of BBOT’s clinical trials. The inclusion of critically ill patients in BBOT’s clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent BBOT from advancing its product candidates through clinical development, and from obtaining regulatory approval, and would impair BBOT’s ability to commercialize its product candidates. Any inability to advance BBOT’s product candidates through clinical development may harm BBOT’s business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

BBOT may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize its product candidates.

BBOT’s product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. BBOT cannot provide any assurance that any product candidate BBOT may develop will progress through required clinical testing and obtain the regulatory approvals necessary for BBOT to begin selling them.

BBOT does not have experience conducting, managing or completing large-scale or pivotal clinical trials nor managing the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how such standards will be applied. BBOT may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review, or significant changes to FDA personnel during the regulatory review.

Applications for BBOT’s product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of BBOT’s clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may determine that BBOT’s product candidates are not safe and effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude BBOT obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which BBOT seeks approval;
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with BBOT’s interpretation of data from preclinical studies or clinical trials;
•
BBOT may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that BBOT’s product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which BBOT contracts for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering BBOT’s clinical data insufficient for approval.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on BBOT’s ability to generate revenue from any particular product candidates BBOT is developing and for which BBOT is seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which BBOT may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving a New Drug Application (“NDA”), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, distribution through controlled distribution channels, and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

BBOT is also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

BBOT plans to develop certain of its current product candidates and potentially future product candidates in combination with other therapies, which would expose BBOT to additional risks.

BBOT plans to develop certain of its current product candidates in combination with one or more currently approved cancer therapies or therapies in development and may pursue a similar strategy for future product candidates. For example, the ongoing Phase 1 trial of BBO-8520 is evaluating BBO-8520 both as a monotherapy and in combination with pembrolizumab. Even if any of BBOT’s current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, BBOT would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of BBOT’s product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which BBOT’s product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for BBOT’s product candidates or BBOT’s own products being removed from the market or being less successful commercially.

BBOT may also evaluate its current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. BBOT will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies BBOT chooses to evaluate in combination with any of its current or future product candidates, BBOT may be unable to obtain approval of or successfully market any one or all of the current or future product candidates BBOT develops. Additionally, if the third-party providers of therapies or therapies in development used in combination with BBOT’s current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of BBOT’s current or future product candidates, or if the cost of combination therapies are prohibitive, BBOT’s development and commercialization efforts would be impaired, which would have an adverse effect on BBOT’s business, financial condition, results of operations and growth prospects.

BBOT has conducted and intends to continue conducting certain of its clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case BBOT’s development plans may be delayed, which could materially harm BBOT’s business.

BBOT has conducted and intends to continue conducting certain of its clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements.

In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of BBOT’s business plan, and which may result in BBOT’s product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes BBOT to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in BBOT’s trials resulting from geopolitical events, including civil or political unrest or military conflicts.

Obtaining and maintaining regulatory approval of BBOT’s product candidates in one jurisdiction does not mean that BBOT will be successful in obtaining regulatory approval of its product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of BBOT’s product candidates in one jurisdiction does not guarantee that BBOT will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the marketing of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that BBOT intends to charge for its products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for BBOT and could delay or prevent the introduction of BBOT’s products in certain countries. If BBOT or any future collaborator fails to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, BBOT’s target market will be reduced and BBOT’s ability to realize the full market potential of BBOT’s product candidates will be harmed.

Further, BBOT could face heightened risks with respect to obtaining marketing authorization in the United Kingdom (“U.K.”) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The U.K. and EU have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will make the MHRA responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and BBOT’s business in the long term.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force BBOT to restrict or delay efforts to seek regulatory approval in the U.K. for its product candidates, which could significantly and materially harm BBOT’s business. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for BBOT’s product candidates may be withdrawn. If BBOT fails to comply with the applicable regulatory requirements, BBOT’s target market will be reduced, BBOT’s ability to realize the full market potential of its product candidates will be harmed, and BBOT’s business, financial condition, results of operations and prospects could be harmed.

Even if BBOT’s product candidates receive regulatory approval, they will be subject to significant post- marketing regulatory requirements and oversight.

Any regulatory approvals that BBOT may receive for its product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve BBOT’s product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve BBOT’s product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for BBOT’s product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices (cGMP) and GCP for any clinical trials that BBOT conducts post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If BBOT or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or BBOT, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject BBOT to administrative or judicially imposed sanctions, including:

•
delays in or the rejection of product approvals;
•
restrictions on BBOT’s ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•
restrictions on the products, manufacturers or manufacturing process;
•
warning or untitled letters;
•
civil and criminal penalties;

•
injunctions;
•
suspension or withdrawal of regulatory approvals;
•
product seizures, detentions or import bans;
•
voluntary or mandatory product recalls and publicity requirements;
•
total or partial suspension of production;
•
imposition of restrictions on operations, including costly new manufacturing requirements;
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
imposition of a REMS, which may include distribution or use restrictions; and
•
requirements to conduct additional post-market clinical trials to assess the safety of the product.

The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of BBOT’s product candidates. BBOT cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If BBOT is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if BBOT is not able to maintain regulatory compliance, BBOT may lose any marketing approval that BBOT may have obtained and BBOT may not achieve or sustain profitability.

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of BBOT’s product candidates are approved and BBOT is found to have improperly promoted off- label uses of those products, BBOT may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as BBOT’s product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales forces with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. If BBOT is found to have promoted such off-label uses, BBOT may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If BBOT cannot successfully manage the promotion of its product candidates, if approved, BBOT could become subject to significant liability, which would materially adversely affect BBOT’s business and financial condition.

If BBOT is required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of BBOT’s product candidates or a group of therapeutic products, and BBOT does not obtain or BBOT faces delays in obtaining clearance or approval of a diagnostic test, BBOT may not be able to commercialize the product candidate and BBOT’s ability to generate revenue may be materially impaired.

If BBOT is required by the FDA, EMA or a comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of BBOT’s product candidates, such companion diagnostic test would be used during BBOT’s more advanced phase clinical trials as well as in connection with the commercialization of BBOT’s product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, BBOT or its collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labeling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

Co-development of companion diagnostics and therapeutic products is critical to the advancement of precision medicine. Whether initiated at the outset of development or at a later point, co-development should generally be conducted in a way that will facilitate obtaining contemporaneous marketing authorizations for the therapeutic product and the associated companion diagnostic. If a companion diagnostic is required to identify patients who are most likely to benefit from receiving the product, to be at increased risk for serious adverse events as a result of treatment with a particular therapeutic product, or to monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness, then the FDA has required marketing approval of all companion diagnostic tests essential for the safe and effective use of a therapeutic product for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any future diagnostics BBOT may develop, which BBOT expects will require separate regulatory clearance or approval prior to commercialization in those countries.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of BBOT’s product candidates, whether before, concurrently with approval, or post-approval of the product candidate, BBOT and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (“PMA”), simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record- keeping, and adverse event reporting.

Any delay or failure by BBOT or third-party collaborators to develop or obtain regulatory clearance or approval of a companion diagnostic could delay or prevent approval or continued marketing of BBOT’s related product candidates. Further, in April 2020, the FDA issued guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. BBOT will continue to evaluate the impact of this guidance on BBOT’s companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other regulatory authorities may impact BBOT’s development of a companion diagnostic for BBOT’s product candidates and could result in delays in regulatory clearance or approval or a change in the determination for whether or not a companion diagnostic is still required for BBOT’s product candidates. BBOT may be required to conduct additional studies to support a broader claim or more narrowed claim for a subset population. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include any of BBOT’s future approved product candidates’ covered indications, BBOT may no longer need to continue its companion diagnostic development plans or BBOT needs to alter those companion diagnostic development strategies, which could adversely impact BBOT’s ability to generate revenue from the sale of BBOT’s companion diagnostic test.

Additionally, BBOT may rely on third parties for the design, development and manufacture of companion diagnostic tests for BBOT’s product candidates. If BBOT enters into such collaborative agreements, BBOT will be dependent on the sustained cooperation and effort of its future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/ specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. BBOT and its future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those BBOT faces with respect to its product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If BBOT is unable to successfully develop companion diagnostics for its product candidates, or experiences delays in doing so, the development of BBOT’s product candidates may be adversely affected, BBOT’s product candidates may not obtain marketing approval, and BBOT may not realize the full commercial potential of any of its product candidates that obtain marketing approval. As a result, BBOT’s business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom BBOT contracts may decide to discontinue selling or manufacturing the companion diagnostic test that BBOT anticipates using in connection with development and commercialization of product candidates or BBOT’s relationship with such diagnostic company may otherwise terminate. BBOT may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of BBOT’s product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of BBOT’s companion diagnostic and therapeutic product candidates.

Where appropriate, BBOT plans to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If BBOT is unable to obtain such approval, BBOT may be required to conduct additional preclinical studies or clinical trials beyond those that BBOT contemplates, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if BBOT receives accelerated approval from the FDA, EMA or comparable regulatory authorities, if BBOT’s confirmatory trials do not verify clinical benefit, or if BBOT does not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where appropriate, BBOT plans to pursue accelerated development strategies in areas of medical need. BBOT may seek an accelerated approval pathway for one or more of its product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website the rationale for why a post-approval study is not appropriate or necessary whenever it decides not to require such a study upon granting accelerated approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Prior to seeking accelerated approval, BBOT will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate BBOT’s ability to seek and receive such accelerated approval. There can be no assurance that after BBOT’s evaluation of the feedback and other factors BBOT will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, BBOT will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if BBOT initially decides to do so. Furthermore, if BBOT decides to submit an application for accelerated approval or any other form of expedited development, review or approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require BBOT to conduct further studies prior to considering BBOT’s application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for BBOT’s product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm BBOT’s competitive position in the marketplace.

BBOT may seek certain designations for its product candidates, including Breakthrough Therapy, Fast Track and Priority Review in the U.S., and PRIME (priority medicines) in the EU, but BBOT might not receive such designations, and even if BBOT does, such designations may not lead to a faster development or regulatory review or approval process.

BBOT may seek certain designations for BBO-8520, BBO-10203 and BBO-11818 or future product candidates that could expedite review and approval by the FDA, such as Breakthrough Therapy or Fast Track designation for its product candidates, or priority review for its marketing applications for its candidates. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

BBOT may also seek Fast Track designation for one or more of its product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Like with Breakthrough Therapy designation, sponsors with Fast Track products may have greater FDA interactions and the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete if it determines, after its preliminary data evaluation, that the product may be effective.

BBOT may also seek a priority review designation for one or more of its product candidates. If the FDA determines that a product candidate intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation shortens the goal for the FDA to review an application within six months, rather than the standard review period of ten months.

These designations require a sponsor to submit an application for review and approval by the FDA. Accordingly, even if BBOT believes that one of its product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if BBOT receives a designation, such as the Fast Track designation BBOT has received for BBO-8520 for the treatment of adult patients with previously treated, KRASG12C-mutated metastatic non-small cell lung cancer, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if BBOT’s product candidates qualify for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, BBOT may seek PRIME for some of its product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME is aimed to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria in respect to its potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. BBOT may apply for PRIME and it may not be granted. Even if BBOT receives PRIME designation for any of its product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

BBOT may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for its product candidates and, even if BBOT does, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. BBOT’s target indications may include diseases with large patient populations or may include orphan indications. There can be no assurances that BBOT will be able to obtain orphan designation for its current product candidates or candidates BBOT may discover and develop in the future.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity.

Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if BBOT obtains orphan drug designation for a product candidate, BBOT may not be able to obtain or maintain orphan drug exclusivity for that product candidate. BBOT may not be the first to obtain marketing approval of any product candidate for which BBOT has obtained orphan drug designation, if applicable, for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if BBOT seeks approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if BBOT is unable to ensure that BBOT will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if BBOT obtains orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to Priority Review.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use” for which a product is approved. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA would continue to apply its existing regulations tying orphan drug exclusivity to the uses or indications for which the orphan drug was approved. BBOT does not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect BBOT’s business. Depending on what changes the FDA may make to its orphan drug regulations and policies, BBOT’s business could be adversely impacted.

Current and future legislative and regulatory reform measures and cost containment initiatives may increase the difficulty and cost for BBOT to obtain adequate reimbursement for its product candidates and may adversely affect the prices we may set.

Current and future legislation and regulations may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably. If any such changes were to be imposed, they could adversely affect the operation of our business.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

In the U.S. and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of BBOT’s product candidates, restrict or regulate post-approval activities and affect BBOT’s ability to profitably sell any products for which BBOT obtains marketing approval. BBOT expects that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that BBOT may receive for any approved products. If reimbursement of BBOT’s products is unavailable or limited in scope, BBOT’s business could be materially harmed.

These laws and other healthcare reform measures may result in additional reductions in Medicare and other healthcare funding and otherwise affect the reimbursement BBOT may obtain for any of its product candidates for which BBOT may obtain regulatory approval or the frequency with which any such product is prescribed or used. BBOT expects that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in coverage and payments from private payors. Accordingly, the implementation of cost containment measures or other healthcare reforms may prevent BBOT from being able to generate revenue, attain profitability or commercialize its product candidates.

At the U.S. state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for BBOT’s products, once approved, or put pressure on product pricing. In addition, in some countries, including member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, BBOT or its collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of BBOT’s products to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of BBOT’s products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of BBOT’s products could be delayed, possibly for lengthy periods of time, BBOT or its collaborators may not launch at all in a particular country, BBOT may not be able to recoup its investment in one or more products, and there could be a material adverse effect on BBOT’s business.

BBOT is or may become subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject BBOT to significant fines and penalties, which may have a material adverse effect on BBOT’s business, financial condition or results of operations.

There are multiple privacy and data security laws that may impact BBOT’s business activities in the U.S. and in other countries where BBOT conducts trials or where BBOT may do business in the future. These laws are evolving and may increase both BBOT’s obligations and its regulatory risks in the future. In the health care industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. BBOT is not currently classified as a covered entity or business associate under HIPAA. Thus, BBOT is not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which BBOT may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, BBOT could face criminal penalties if BBOT knowingly receives individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, BBOT may maintain sensitive personally identifiable information, including health and genetic information, that BBOT receives throughout the clinical trial process, in the course of BBOT’s research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if BBOT chooses to implement such programs. As such, in addition to risks and obligations related to HIPAA, BBOT also may be subject to various state and federal laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic information laws may apply directly to BBOT’s operations and/or those of BBOT’s collaborators and may impose restrictions on BBOT’s collection, use and dissemination of individuals’ health information. Individuals from whom BBOT or its collaborators may obtain health information, as well as the healthcare providers who may share this information with BBOT, may have statutory or contractual rights that limit the ability to use and disclose the information. BBOT may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that BBOT has violated individuals’ privacy rights or breached its contractual obligations, even if BBOT is not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm BBOT’s business.

Additionally, the collection and use of personal data, including data concerning health, in the EU is governed by the General Data Privacy Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals.

Brexit may adversely impact BBOT’s ability to obtain regulatory approvals for its product candidates in the EU, result in restrictions or imposition of taxes and duties for importing BBOT’s product candidates into the EU, and may require BBOT to incur additional expenses in order to develop, manufacture and commercialize BBOT’s product candidates in the EU.

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the new U.S. presidential administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which BBOT’s business operations rely, including timely reviews, which could negatively impact BBOT’s business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which BBOT’s operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm BBOT’s business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, including beginning on October 1, 2025, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process BBOT’s regulatory submissions, which could materially adversely affect BBOT’s business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on BBOT’s regulatory submissions, which could have a material adverse effect on BBOT’s business, including INDs placed on clinical holds or delayed new drug approvals. Further, in BBOT’s operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact BBOT’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue BBOT’s operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, BBOT’s business may be negatively impacted.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over BBOT’s product candidates and any products for which BBOT obtains approval. This uncertainty could present new challenges and/or opportunities as BBOT navigates development and approval of BBOT’s product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on BBOT’s ability to obtain guidance from the FDA on BBOT’s product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect BBOT or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to BBOT’s operations. If BBOT becomes negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new administration, there could be a material adverse effect on BBOT and its business.

If BBOT’s product candidates are licensed for marketing and receive federal healthcare reimbursement, any relationships BBOT may have with healthcare providers will be subject to applicable healthcare fraud and abuse laws and regulations, which could expose BBOT to criminal and civil penalties and exclusion from participation in government healthcare programs.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which BBOT is able to obtain marketing approval. Any arrangements BBOT has with healthcare providers, third-party payors and customers will subject BBOT to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which BBOT conducts clinical research, markets, sells and distributes any products for which BBOT obtains marketing approval. These include the following:

•
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
False Claims Laws. The federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. Pharmaceutical companies can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•
HIPAA. HIPAA imposes criminal and civil liability for, among other things, executing a scheme or making materially false statements in connection with the delivery of or payment for health care benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on covered entities and their business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.
•
The U.S. Federal Physician Payments Sunshine Act. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
•
Price Reporting Laws. Certain federal and state laws including U.S. federal government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•
Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors and are generally broad and are enforced by many different federal and state agencies as well as through private actions.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. BBOT’s failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that any business arrangements BBOT has with third parties and BBOT’s business generally will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that BBOT’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If BBOT’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to BBOT, BBOT may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if BBOT becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of BBOT’s operations.

Defending against any such actions in connection with these laws can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

BBOT’s employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

BBOT is exposed to the risk that its employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in fraud, misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to the FDA, EMA or comparable foreign regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to BBOT. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to BBOT’s reputation. BBOT has adopted a code of conduct and engages contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions BBOT takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting BBOT from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against BBOT, and BBOT is not successful in defending itself or asserting its rights, those actions could have a significant impact on BBOT’s business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of BBOT’s operations.

BBOT’s business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti- bribery and anti-corruption laws of other countries in which BBOT operates, as well as U.S. and certain foreign export controls, economic sanctions, import, and trade and national security laws and regulations. Compliance with these legal requirements could limit BBOT’s ability to compete in foreign markets and subject BBOT to liability if BBOT violates them.

BBOT’s business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which BBOT operates. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. BBOT’s business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. The biotechnology and pharmaceutical industries have historically presented a heightened risk profile for FCPA enforcement. There is no certainty that all of BBOT’s employees, agents or contractors, or those of BBOT’s affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against BBOT, its officers or employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of BBOT’s business. Any such violations could include prohibitions on BBOT’s ability to offer its products in one or more countries and could materially damage BBOT’s reputation, brand, international activities, ability to attract and retain employees and business, prospects, operating results and financial condition.

In addition, BBOT’s business activities (including conduct of clinical trials) and products may be subject to U.S. and foreign export controls, economic sanctions, import and trade and national security laws and regulations. Governmental regulation of the import or export of BBOT’s products, or BBOT’s failure to obtain any required import or export authorization for its products, when applicable, could harm BBOT’s international or domestic sales and adversely affect revenue. Compliance with applicable regulatory requirements regarding the conduct of clinical trials and export of BBOT’s products may create delays in the introduction of BBOT’s products in international markets or, in some cases, prevent the export of BBOT’s products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit certain transactions and the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If BBOT fails to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges and reputational harm.

Moreover, any new export controls, import restrictions, economic sanctions, national security policy, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of BBOT’s products by, or in BBOT’s decreased ability to export its products to, existing or potential customers with international operations, in addition to adversely affecting cross-border operations and transactions. Any decreased use of BBOT’s products or limitation on BBOT’s ability to export or sell its products, or import materials for its products, would likely adversely affect BBOT’s business. For instance, the U.S. Department of Justice has issued a final rule prohibiting certain covered data transactions (including for human ‘omic and personal health data) and establishing data security requirements for restricted transactions involving China, Russia, and other countries of concern on national security grounds. More recently, tariffs have been proposed on products from Canada, China, Mexico and potentially other countries, which could have the effect of disrupting, and increasing costs associated with, BBOT’s supply chain of materials and other imports needed for its operations and business in the United States. The course of trade relations between the United States and other countries is difficult to predict, including how operations, transactions, products, and services may be impacted by the respective trade policies of the United States and other countries (including those in retaliation). If BBOT is unable to conduct transactions, obtain or use services, or export or sell products or services to third parties, including vendors, customers, and partners in other countries, BBOT’s business, liquidity, financial condition, or operations would be materially and adversely affected.

If BBOT fails to comply with applicable environmental, health and safety laws and regulations, BBOT could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of BBOT’s business.

BBOT is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, and the handling, use, storage, treatment and disposal of hazardous materials and wastes. BBOT’s operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. BBOT’s operations also produce hazardous waste products. BBOT generally contracts with third parties for the disposal of these materials and wastes. BBOT cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from BBOT’s use of hazardous materials, BBOT could be held liable for any resulting damages, and any liability could exceed BBOT’s resources. BBOT also could incur significant costs associated with civil or criminal fines and penalties.

Although BBOT maintains workers’ compensation insurance to cover BBOT for costs and expenses BBOT may incur due to injuries to its employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. BBOT does not maintain insurance for environmental liability or toxic tort claims that may be asserted against BBOT in connection with BBOT’s storage or disposal of biological, hazardous or radioactive materials. Compliance with applicable environmental, health and safety laws and regulations is expensive, and current or future environmental regulations may impair BBOT’s business, prospects, financial condition or results of operations.

Risks Related to BBOT’s Business

BBOT’s success is highly dependent on BBOT’s ability to attract, hire and retain highly skilled executive officers and employees, and BBOT may experience difficulties in managing the future growth of BBOT’s organization.

BBOT currently has a small team focused on research and development of RAS-pathway targeted small molecules. To succeed, BBOT must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical, financial and management personnel, and BBOT faces significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as BBOT. Even if BBOT is successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect BBOT’s operating results.

BBOT is highly dependent on the principal members of its management and scientific and medical staff. If BBOT does not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect BBOT’s ability to execute its business plan and harm its operating results. In particular, the loss of one or more of BBOT’s executive officers could be detrimental if BBOT cannot recruit suitable replacements in a timely manner.

Many of the other biotechnology companies that BBOT competes against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than BBOT does. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what BBOT has to offer. If BBOT is unable to continue to attract and retain high-quality personnel, the rate and success at which BBOT can discover, develop and commercialize its product candidates will be limited and the potential for successfully growing BBOT’s business will be harmed.

Additionally, BBOT relies on its clinical advisory board and other scientific and clinical advisors and consultants to assist BBOT in formulating its research, development and clinical strategies. Most of these advisors and consultants are not BBOT’s employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. In addition, these advisors and consultants typically will not enter into non-compete agreements with BBOT. If a conflict of interest arises between their work for BBOT and their work for another entity, BBOT may lose their services. Furthermore, BBOT’s advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with BBOT’s. In particular, if BBOT is unable to maintain consulting or employment relationships with other scientific and clinical advisors, or if they provide services to BBOT’s competitors, BBOT’s development and commercialization efforts will be impaired and BBOT’s business will be significantly harmed. For example, if BBOT is no longer able to access its network of physician-scientists, BBOT’s ability to define and characterize patients’ needs for future product candidate development may be negatively affected.

In order to successfully implement BBOT’s development and commercialization plans and strategies, and as BBOT grows as a public company, BBOT expects to need significant additional managerial, operational, financial, sales, marketing and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating BBOT’s current and additional employees;
•
managing BBOT’s internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for BBO-8520, BBO-10203 and BBO-11818 and BBOT’s discovery programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving BBOT’s operational, financial and management controls, reporting systems and procedures.

BBOT currently relies, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to BBOT on a timely basis when needed, or that BBOT can find qualified replacements. In addition, if BBOT is unable to effectively manage its outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, BBOT’s preclinical studies and clinical trials may be extended, delayed or terminated, and BBOT may not be able to obtain marketing approval for any of its product candidates or otherwise advance its business. There can be no assurance that BBOT will be able to manage its existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If BBOT is not able to effectively expand its organization by hiring new employees and/or engaging additional third-party service providers, BBOT may not be able to successfully implement the tasks necessary to further develop and commercialize BBO-8520, BBO-10203 and BBO-11818 or any future product candidate from BBOT’s discovery programs and, accordingly, may not achieve its research, development and commercialization goals.

BBOT’s reliance on a limited number of employees who provide various administrative, research and development, and other services across BBOT’s organization presents operational challenges that may adversely affect BBOT’s business.

As of August September 30, 2025, BBOT had 81 full-time employees, upon whom BBOT relies for various administrative, research and development, and other services. The small size of BBOT’s team may limit BBOT’s ability to devote adequate personnel, time, and resources to support BBOT’s operations or research and development activities, and the management of financial, accounting, and reporting matters. If BBOT’s team fails to provide adequate administrative, research and development, or other services across BBOT’s organization, its business, financial condition, and results of operations could be harmed.

BBOT’s internal computer systems, or those of any of BBOT’s CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of BBOT’s proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to BBOT’s brand and material disruption of BBOT’s operations, and potentially significant delays in BBOT’s delivery to market.

Despite the implementation of security measures, policies and procedures in an effort to protect systems that store BBOT’s data, given their size and complexity and the increasing amount of information maintained on BBOT’s internal information technology systems and external processing and storage systems (i.e., cloud), and those of BBOT’s third-party CROs, other contractors (including sites performing BBOT’s clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by BBOT’s employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise BBOT’s system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, BBOT’s data. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties. Also, a majority of BBOT’s employees are working remotely. As a result, BBOT may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While BBOT implements IT controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.

To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, BBOT’s data (including confidential information and personal data) or applications, or for it to be believed or reported that any of these occurred, BBOT could incur liability and reputational damage and the development and commercialization of BBOT’s product candidates could be delayed. There can be no assurance that BBOT’s data protection efforts, annual security assessments and investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, BBOT’s data that could have a material adverse effect upon BBOT’s reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in BBOT’s operations, it could result in a material disruption of BBOT’s programs and the development of BBOT’s product candidates could be delayed. In addition, the loss of clinical trial data for BBOT’s product candidates could result in delays in BBOT’s marketing approval efforts and significantly increase BBOT’s costs to recover or reproduce the data, as well as claims or investigations from regulators or other third parties. Furthermore, significant disruptions of BBOT’s internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to BBOT, including significant expenses, remediation costs, litigation, disputes, claims by third parties and regulatory actions or investigations. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding BBOT’s clinical trial subjects or employees, could harm BBOT’s reputation directly, compel BBOT to comply with federal and/or state breach notification laws and foreign law equivalents, subject BBOT to financial exposure related to investigation of the incident (including cost of forensic examinations), subject BBOT to mandatory corrective action, and otherwise subject BBOT to liability under laws and regulations that protect the privacy and security of data, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse effect on BBOT’s business.

Notifications, follow-up actions, claims and investigations related to a security incident could impact BBOT’s reputation and cause BBOT to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in BBOT’s regulatory approval efforts and significantly increase BBOT’s costs to recover or reproduce the lost data. BBOT expects to incur significant costs in an effort to detect and prevent security incidents, and BBOT may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. BBOT also relies on third parties to manufacture its product candidates, and similar events relating to their computer systems could also have a material adverse effect on BBOT’s business. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, BBOT’s data (including personal data), or inappropriate disclosure of confidential or proprietary information, BBOT could be exposed to litigation and governmental investigations, the further development and commercialization of BBOT’s product candidates could be delayed, and BBOT could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or privacy and security laws from countries outside of the U.S.

BBOT’s insurance policies may not be adequate to compensate BBOT for the potential losses arising from any such disruption in or, failure or security breach of BBOT’s systems or third-party systems where information important to BBOT’s business operations or commercial development is stored. In addition, such insurance may not be available to BBOT in the future on economically reasonable terms, or at all. Further, BBOT’s insurance may not cover all claims made against BBOT and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

BBOT’s operations are vulnerable to interruption by flood, fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond BBOT’s control, which could harm BBOT’s business.

BBOT’s corporate headquarters are located in South San Francisco, California. BBOT has not undertaken a systematic analysis of the potential consequences to its business and financial results from a major flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemic or other disasters and BBOT does not have a recovery plan for such disasters. In addition, BBOT does not carry sufficient insurance to compensate for actual losses from interruption of BBOT’s business that may occur, and any losses or damages incurred by BBOT could harm BBOT’s operations and financial condition and increase costs and expenses.

BBOT has never commercialized a product candidate as a company before. If BBOT is unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market BBOT’s product candidates, BBOT may not be able to successfully sell or market its product candidates that obtain regulatory approval.

BBOT has never commercialized a product and currently does not have and has never had a significant marketing or sales team. In order to commercialize any product candidates, if approved, BBOT must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which BBOT may have approval to sell or market its product candidates. BBOT may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize BBOT’s product candidates will be expensive and time-consuming and will require significant attention of BBOT’s executive officers to manage. Any failure or delay in the development of BBOT’s internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of BBOT’s product candidates that BBOT obtains approval to market if BBOT does not have arrangements in place with third parties to provide such services on its behalf. Alternatively, if BBOT chooses to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment BBOT’s own sales force and distribution systems or in lieu of BBOT’s own sales force and distribution systems, BBOT will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on BBOT’s own. If BBOT is unable to enter into such arrangements when needed, on acceptable terms or at all, BBOT may not be able to successfully commercialize any of its product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If BBOT is unable to successfully commercialize its approved product candidates, either on its own or through collaborations with one or more third parties, BBOT’s future product revenue will suffer, and BBOT may incur significant additional losses.

A variety of risks associated with marketing BBOT’s product candidates internationally could materially adversely affect BBOT’s business.

BBOT may seek regulatory approval of its product candidates outside of the U.S. and, accordingly, BBOT expects that it will be subject to additional risks related to operating in foreign countries if BBOT obtains the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the U.S.;
•
foreign regulatory authorities may disagree with the design, implementation or results of BBOT’s clinical trials or BBOT’s interpretation of data from preclinical studies or clinical trials;
•
approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering BBOT’s clinical data insufficient for approval;
•
the impact of pandemics or other public health emergencies, natural disasters and geopolitical events on BBOT’s ability to produce its product candidates and conduct clinical trials in foreign countries;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with legal requirements applicable to privacy, data protection, information security and other matters;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the FCPA or comparable foreign regulations;
•
challenges enforcing BBOT’s contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical events, including war and terrorism, trade policies, treaties and tariffs.

These and other risks associated with international operations may materially adversely affect BBOT’s ability to attain or maintain profitable operations.

Changes in tax law could adversely affect BBOT’s business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect BBOT or holders of BBOT common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on BBOT’s business, cash flow, financial condition or results of operations.

BBOT’s ability to utilize its net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

BBOT’s federal net operating loss (“NOL”) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Cut and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, BBOT’s federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of BBOT’s current year taxable income. As of December 31, 2024, BBOT had available federal NOL carryforwards of approximately $60.1 million and available state NOL carryforwards of approximately $12.2 million.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. BBOT may have experienced such ownership changes in the past, and BBOT may experience ownership changes in the future as a result of shifts in BBOT’s stock ownership, some of which are outside BBOT’s control. However, BBOT does not expect that the transactions contemplated herein will cause an “ownership change” within the meaning of Section 382. BBOT has not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, BBOT’s existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. Because BBOT’s ability to utilize BBOT’s NOL carryforwards, which could have a material adverse effect on BBOT’s cash flows and results of operations.

If BBOT engages in future acquisitions or strategic partnerships, this may increase BBOT’s capital requirements, dilute BBOT’s stockholders, cause BBOT to incur debt or assume contingent liabilities, and subject BBOT to other risks.

From time to time, BBOT evaluates various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, product candidates, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
the issuance of BBOT’s equity securities;
•
assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of BBOT’s management’s attention from its existing programs and initiatives in pursuing such a strategic merger or acquisition;
•
retention of key employees, the loss of key personnel and uncertainties in BBOT’s ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products, product candidates and marketing approvals; and
•
BBOT’s inability to generate revenue from acquired technology and/or products sufficient to meet BBOT’s objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if BBOT undertakes acquisitions or pursues partnerships in the future, BBOT may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Adverse events in the field of oncology or the biopharmaceutical industry could damage public perception of BBOT’s current or future product candidates and negatively affect BBOT’s business.

The commercial success of BBOT’s products, if approved, will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, BBOT’s approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS pathway mutations, is novel and unproven. Adverse events in clinical trials of BBOT’s product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that BBOT may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to BBOT therapies or those of BBOT’s competitors, BBOT’s product candidates or products, if approved, may not be accepted by the general public or the medical community.

Future adverse events in oncology or the biopharmaceutical industry could also result in greater government regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of BBOT’s products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for BBOT’s current or future product candidates.

Risks Related to BBOT’s Intellectual Property

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require BBOT to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by BBOT or declared by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine the priority of inventions with respect to one or more of BBOT’s patents or patent applications or those of BBOT’s future licensors. An unfavorable outcome may require BBOT to cease using the related technology or to attempt to license rights to it from the prevailing party. BBOT’s business could be adversely affected if the prevailing party does not offer BBOT a license on commercially reasonable terms. BBOT’s defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract BBOT’s management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on BBOT’s ability to raise the funds necessary to continue BBOT’s clinical trials and development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help BBOT bring its product candidates to market.

If BBOT is unable to obtain, maintain and enforce patent protection for its technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, BBOT’s competitors could develop and commercialize technology and products similar or identical to BBOT’s, and BBOT’s ability to successfully develop and commercialize its technology and product candidates may be adversely affected.

BBOT’s success depends in large part on its ability to obtain and maintain protection of the intellectual property rights BBOT owns (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates BBOT develops). BBOT seeks to protect its proprietary position by filing patent applications in the U.S. and select other countries related to its technologies and product candidates that are important to its business and by in-licensing intellectual property related to such technologies and product candidates. BBOT does not yet have issued patents for all of its most advanced product candidates in all markets in which BBOT may commercialize them, but BBOT continues to actively pursue patent protection for its technology and product candidates in certain jurisdictions around the world. However, BBOT cannot guarantee that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications BBOT may file in the future, nor can BBOT be sure that any patents that may be granted to BBOT in the future will be commercially useful in protecting BBOT’s products, or the methods of use or manufacture of those products. If BBOT is unable to obtain and maintain meaningful patent protection in jurisdictions important to BBOT’s business for its product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies, BBOT’s business, financial condition, results of operations and prospects could be adversely affected.

The patent prosecution process is expensive, time-consuming and complex, and BBOT may not be able to file, prosecute, maintain or defend all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that BBOT will fail to identify patentable aspects of its research and development output before it is too late to obtain patent protection. Moreover, in some circumstances involving technology that BBOT may license from third parties, BBOT may not have the sole right to control the preparation, filing and prosecution of patent applications or to maintain, enforce and defend the in-licensed patents. Therefore, any in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of BBOT’s business.

The patent rights of pharmaceutical and biotechnology companies, like BBOT, generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents, particularly those related to oncology, has emerged in the U.S. The relevant patent laws and their interpretation outside of the U.S. are also uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patent eligibility of certain inventions or discoveries relating to biotechnology. These decisions conclude, among other things, that abstract ideas, natural phenomena and laws of nature are not themselves patent eligible subject matter. Precisely what constitutes a law of nature or abstract idea is uncertain, and certain aspects of BBOT’s technology could be considered ineligible for patenting under applicable law. In addition, the scope of patent protection outside the U.S. is uncertain, and laws of foreign countries may not protect BBOT’s rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law precludes the patentability of methods of treatment of the human body by surgery or therapy. BBOT cannot predict whether the patent applications BBOT is currently pursuing will issue as patents that protect BBOT’s technology and product candidates, in whole or in part, in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Changes in either the patent laws or interpretation of the patent laws in the U.S. or other countries may diminish the value of BBOT’s patents and its ability to obtain, protect, maintain, defend and enforce BBOT’s patent rights, narrow the scope of BBOT’s patent protection and, more generally, affect the value or narrow the scope of BBOT’s patent rights.

Further, third parties may have intellectual property rights relating to BBOT’s product candidates of which BBOT is unaware. For example, third parties may have blocking patents that could be used to prevent BBOT from commercializing its product candidates and practicing its proprietary technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases are not published at all. Therefore, neither BBOT nor its future licensors can know with certainty whether either BBOT or its future licensors were the first to make the inventions claimed in the patent applications BBOT owns or any patents or patent applications BBOT may own or in-license in the future, or that either BBOT or any of its future licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of BBOT’s owned and future in-licensed patent rights are uncertain. For example, currently unpublished patent applications may later publish and limit BBOT’s ability to obtain valid and enforceable patents.

Moreover, any issued patents BBOT does obtain or in-license may be challenged, invalidated, or circumvented. BBOT or its future licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or to a foreign patent office, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging BBOT’s patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, BBOT’s patent rights, allow third parties to commercialize BBOT’s technology or product candidates and compete directly with BBOT, without payment to BBOT, or result in BBOT’s inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by any patents BBOT obtains and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with BBOT to license, develop or commercialize current or future product candidates. Moreover, BBOT’s competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents BBOT may obtain. For these reasons and others, BBOT may face competition with respect to its product candidates.

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if BBOT’s owned and any future in-licensed patent applications issue as patents, they may not issue in a form that will provide BBOT with any meaningful protection, prevent competitors from competing with BBOT, or otherwise provide BBOT with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and any patents BBOT does obtain may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit BBOT’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of BBOT’s technology and product candidates. Such challenges also may result in substantial cost and require significant time from BBOT’s management and employees, even if the eventual outcome is favorable to BBOT. Furthermore, BBOT’s competitors may be able to circumvent any patents BBOT obtains or in-licenses in the future by developing similar or alternative technologies or products in a non-infringing manner. For these reasons, even if BBOT is successful in obtaining patents or in-licensing patents in the future, BBOT’s patent portfolio may not provide BBOT with sufficient rights to exclude others from using or commercializing technology and products similar or identical to any of BBOT’s technology and product candidates for any period of time.

Patent terms may not protect BBOT’s competitive position for an adequate amount of time.

Issued patents can provide protection for varying periods of time, depending, for example, upon the type of patent, the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. However, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The term of a patent outside of the U.S. varies in accordance with the laws of the foreign jurisdiction.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering BBOT’s product candidates are obtained, once the patent life has expired, BBOT may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized.

Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing BBOT’s ability to protect its products.

Changes in either the patent laws or interpretation of patent laws in the U.S. or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of BBOT’s owned and any future in-licensed patent applications and the maintenance, enforcement or defense of any issued patents BBOT may obtain or in- license.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals and biopharmaceuticals are particularly uncertain. For example, the USPTO regularly revises its policies and procedures for patent examination. Future political changes may impose new difficulties in obtaining patent protection. This combination of events has increased uncertainty with respect to the validity and enforceability of patents once obtained. Similarly, foreign courts and patent offices have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. BBOT cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect BBOT’s patents or patent applications and BBOT’s ability to obtain patent protection in the future.

BBOT may become involved in lawsuits to protect or enforce its patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate patents or other intellectual property that BBOT owns or licenses. As a result, BBOT or its future licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time- consuming. Any claims BBOT asserts against others could provoke them to assert counterclaims against BBOT alleging that BBOT infringes, misappropriates or otherwise violates their intellectual property rights. BBOT’s ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe BBOT’s intellectual property will depend in part on the extent to which BBOT obtains and enforces patent claims that cover BBOT’s technology, inventions, and improvements.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. In a patent infringement proceeding, the perceived infringers could counterclaim that the patents BBOT or its licensors have asserted are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non- enablement. Grounds for an unenforceability assertion include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings in the European Patent Office. The outcomes of allegations of invalidity or unenforceability are unpredictable. With respect to validity, for example, even if BBOT is successful in obtaining patents or in-licensing patents, BBOT cannot be certain that there is no invalidating prior art of which the patent examiner and BBOT or its future licensing partners were unaware during prosecution.

An adverse result in any such proceeding could put one or more of the patents that BBOT may own or in- license in the future at risk of being invalidated or interpreted narrowly, and could put any of BBOT’s present or future owned or in-licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third party from using the technology at issue in a proceeding, for example, on the basis that BBOT owned or in-licensed patents do not cover that technology. Furthermore, if the breadth or strength of protection provided by BBOT’s patent applications and any future patents is threatened, regardless of the outcome, it could dissuade companies from collaborating with BBOT to license, develop or commercialize current or future products, diagnostic tests or services.

In addition, interference or derivation proceedings provoked by third parties or brought by BBOT or declared by the USPTO may be necessary to determine the priority of inventions with respect to BBOT’s patent applications or any future patents. An unfavorable outcome could require BBOT to cease using the related technology or to attempt to license rights to it from the prevailing party. BBOT’s business could be adversely affected if the prevailing party does not offer BBOT a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and BBOT’s competitors gain access to the same technology. BBOT’s defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract BBOT’s management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on BBOT’s ability to raise funds as needed to continue BBOT’s clinical trials and discovery programs, license necessary technology from third parties, or enter into development partnerships that would help BBOT bring its product candidates to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of BBOT’s confidential information or trade secrets could be compromised by disclosure during litigation. Any of the foregoing could allow third parties to develop and commercialize competing technologies and products and have a material adverse impact on BBOT’s business, financial condition, results of operations and prospects.

Third parties may allege that BBOT is infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on BBOT’s business.

BBOT’s commercial success depends upon its ability and the ability of its collaborators to develop, manufacture, market and sell BBOT’s product candidates and use its proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. BBOT has been and may in the future be threatened with, and may in the future become party to, adversarial proceedings or litigation regarding intellectual property rights with respect to BBOT’s technology and product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including BBOT’s competitors, exist in the fields in which BBOT is pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that BBOT’s technologies or product candidates may be subject to claims that they infringe the patent rights of third parties. BBOT’s competitors and others may have significantly larger and more mature patent portfolios than BBOT has. In addition, future litigation may be initiated by patent holding companies or other third parties who have no relevant product or service revenue and against whom BBOT’s future patents, if any, may provide little or no deterrence or protection. Competitors may also assert that BBOT’s product candidates infringe their intellectual property rights as part of a business strategy to impede BBOT’s successful entry into those markets.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources and management attention to defend. The risks of being involved in such litigation and proceedings may increase if and as BBOT’s product candidates near commercialization and as BBOT gains greater visibility as a public company. Third parties may assert infringement claims against BBOT based on existing patents or patents that may be granted in the future, regardless of merit. Even if BBOT believes third-party intellectual property claims are without merit, there is no assurance that a court would find in BBOT’s favor on questions of infringement, validity, enforceability or priority. Because patent applications can take many years to issue, pending patent applications may result in issued patents that BBOT’s product candidates infringe. For example, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the discovery, use or manufacture of BBOT’s product candidates or technologies. BBOT may not be aware of all such intellectual property rights potentially relating to its technology and product candidates, or BBOT may incorrectly conclude that third-party intellectual property is invalid or that BBOT’s activities and product candidates do not infringe the intellectual property rights of third parties. Thus, BBOT does not know with certainty that its technology and product candidates, or its development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property rights. Parties making claims against BBOT may also obtain injunctive or other equitable relief. For example, if any third-party patents were held to cover the manufacturing process of BBOT’s product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block BBOT’s ability to commercialize such product candidates. In the event of a successful claim of infringement against BBOT, BBOT may also have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, indemnify customers, collaborators or other third parties, seek new regulatory approvals, and redesign BBOT’s infringing products, which may not be possible or practical. If BBOT is found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, BBOT may be required to obtain a license from such third party to continue developing, manufacturing and marketing its technology and product candidates. However, BBOT may not be able to obtain any required license on commercially reasonable terms or at all. Even if BBOT were able to obtain a license, it could be non- exclusive, thereby giving BBOT’s competitors and other third parties access to the same technologies licensed to BBOT, and could require BBOT to make substantial licensing and royalty payments. Claims that BBOT has misappropriated the confidential information, trade secrets or other intellectual property rights of third parties could have a similar material adverse effect on BBOT’s business, financial condition, results of operations and prospects.

If BBOT is unable to obtain licenses from third parties on commercially reasonable terms, BBOT’s business could be adversely affected.

It may be necessary for BBOT to use the patented or proprietary technology of third parties to commercialize its products, in which case BBOT would be required to obtain a license from the third parties. The in-licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights that BBOT may consider attractive or necessary. These established companies may have a competitive advantage over BBOT due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive BBOT to be a competitor may be unwilling to sell, assign or license rights to BBOT. In addition, BBOT expects that competition for the in-licensing or acquisition of third-party intellectual property rights for product candidates that are attractive to BBOT may increase in the future, which may mean fewer suitable opportunities for BBOT as well as higher acquisition or licensing costs. If BBOT is unable to license such technology, or if BBOT is forced to license such technology on unfavorable terms, such as substantial licensing or royalty payments, BBOT’s business could be materially and adversely affected. If BBOT is unable to obtain a necessary license, the third parties owning such intellectual property rights could seek an injunction prohibiting BBOT’s sales or BBOT may be unable to otherwise develop or commercialize the affected product candidates, which could materially harm BBOT’s business. Even if BBOT is able to obtain a license, it may be non-exclusive, thereby giving BBOT’s competitors access to the same technologies licensed to BBOT.

If BBOT is unable to obtain rights to required third-party intellectual property rights, BBOT may be required to expend significant time and resources to redesign its technology, product candidates, or the methods for manufacturing they nor to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If BBOT is unable to do so, BBOT may be unable to develop or commercialize the affected technology and product candidates, which could harm BBOT’s business, financial condition, results of operations, and prospects significantly.

If BBOT fails to comply with its obligations in any future intellectual property licenses with third parties that BBOT may enter into, or otherwise experiences disruptions to its business relationships with future licensors, BBOT could lose intellectual property rights that are important to BBOT’s business.

BBOT may in the future enter into licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payment, royalty, insurance and other obligations on BBOT. If BBOT fails to comply with those obligations, BBOT’s counterparties may have the right to terminate these agreements, in which event BBOT might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements, or BBOT’s counterparties may require BBOT to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of BBOT’s rights under these agreements, or restrictions on BBOT’s ability to freely assign or sublicense its rights under such agreements when it is in the interest of BBOT’s business to do so, may result in BBOT having to negotiate new or reinstated agreements with less favorable terms, cause BBOT to lose its rights under these agreements, including its rights to important intellectual property or technology, which would have a material adverse effect on BBOT’s business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.

For example, disputes may arise regarding intellectual property that is or becomes subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other matters of contract interpretation;
•
whether and the extent to which BBOT’s technology and processes infringe the intellectual property rights of the licensor that are not subject to the licensing agreement;
•
whether BBOT’s licensor or its licensor had the right to grant the license agreement;
•
whether third parties are entitled to compensation or equitable relief, such as an injunction, for BBOT’s use of the intellectual property rights without their authorization;
•
BBOT’s involvement in the prosecution of licensed patents and BBOT’s licensors’ overall patent enforcement strategy;
•
the amounts of royalties, milestones or other payments due under the license agreement;
•
the sublicensing of patent and other rights under collaborative development relationships;
•
BBOT’s diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by BBOT’s licensors and by BBOT and its partners; and
•
the priority of invention of patented technology.

If BBOT does not prevail in such disputes, BBOT may lose any or all of its rights under such license agreements.

In addition, intellectual property license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what BBOT believes to be the scope of its rights to the relevant intellectual property or technology, or increase what BBOT believes to be its financial or other obligations under the relevant agreement, either of which could have a material adverse effect on BBOT’s business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that BBOT may license prevent or impair BBOT’s ability to maintain its licensing arrangements on commercially acceptable terms, BBOT may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on BBOT’s business, financial condition, results of operations and prospects.

BBOT’s future licensors may rely on third-party consultants or collaborators or on funds from third parties such that BBOT’s licensors are not the sole and exclusive owners of the patents and patent applications BBOT may in-license. If other third parties have ownership rights to patents and/or patent applications BBOT may in- license, they may be able to license such patents to BBOT’s competitors, and BBOT’s competitors could market competing products and technology. In addition, BBOT may need the cooperation of any such co-owners of BBOT’s in-licensed patents in order to enforce such patents against third parties, and BBOT may not receive such cooperation. This could have a material adverse effect on BBOT’s competitive position, business, financial condition, results of operations and prospects.

Despite BBOT’s efforts, BBOT’s future licensors might conclude that BBOT has materially breached its license agreements and might therefore terminate the license agreements, thereby removing BBOT’s ability to develop and commercialize product candidates and technology covered by these license agreements. If these in- licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors could seek regulatory approval for and market products and technologies identical to BBOT’s. This could have a material adverse effect on BBOT’s competitive position, business, financial condition, results of operations and prospects.

If BBOT is unable to adequately protect its proprietary technology or obtain and maintain patent protection for its technology and products or if the scope of the patent protection obtained is not sufficiently broad, BBOT’s competitors could develop and commercialize technology and products similar or identical to BBOT’s, and BBOT’s ability to successfully commercialize its technology and products will be impaired.

BBOT’s commercial success will depend in part on its ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for its product candidates, and its core technologies, including its novel target discovery technology and other know-how. BBOT seeks to protect its proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to its proprietary technology, inventions and improvements that are important to the development and implementation of its business. BBOT also relies on trade secrets, know-how and continuing technological innovation to develop and maintain its proprietary and intellectual property position.

BBOT may not be able to protect its intellectual property and proprietary rights throughout the world.

Third parties may attempt to develop and commercialize competitive products in foreign countries where BBOT does not have any patent protection and/or where legal recourse may be limited. This may have a significant commercial impact on BBOT’s foreign business operations.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., and even where such protection is nominally available, adequate judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, BBOT may not be able to prevent third parties from practicing BBOT’s inventions in all countries outside the U.S., or from selling BBOT’s inventions in such countries or importing products made using BBOT’s inventions into the U.S. or other jurisdictions. Competitors may use BBOT’s technologies in jurisdictions where BBOT has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where BBOT does obtain patent protection or future licenses but enforcement is not as strong as that in the U.S. These products may compete with BBOT’s products, and BBOT’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for BBOT to stop the infringement of any patents BBOT does obtain or in-license or marketing of competing products in violation of BBOT’s intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect, to the same extent as the U.S. or at all, inventions that constitute new methods of treatment.

Proceedings to enforce BBOT’s intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert BBOT’s efforts and attention from other aspects of BBOT’s business, could put any patents BBOT obtains at risk of being invalidated or interpreted narrowly, could put BBOT’s patent applications at risk of not issuing, and could provoke third parties to assert claims against BBOT. BBOT may not prevail in any lawsuits that BBOT initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, BBOT’s efforts to enforce its intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that BBOT develops or licenses.

BBOT works with third-party contractors located in China to develop certain of BBOT’s intellectual property. On December 1, 2020, the Chinese government implemented a new Export Control Law which regulates the export of certain technologies outside of China. As currently implemented, BBOT does not believe the Export Control Law applies to its product candidates, and BBOT does not expect it to impact BBOT’s business; however the Export Control Law could be amended in the future in a way that could adversely affect BBOT’s business.

Many countries, including India, China and certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If BBOT does obtain or in-license patents and BBOT or any of its licensors are forced to grant a license to third parties with respect to any patents relevant to BBOT’s business, BBOT’s competitive position may be impaired and BBOT’s business, financial condition, results of operations, and prospects may be adversely affected.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by BBOT’s intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect BBOT’s business or permit BBOT to maintain its competitive advantage. For example:

•
others may be able to make products that are similar to BBOT’s product candidates or utilize similar technology but that are not covered by the claims of the patents that BBOT licenses or may own;
•
BBOT or its licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that BBOT licenses or owns now or in the future;
•
BBOT or its licensors or collaborators, might not have been the first to file patent applications covering certain of BBOT’s or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of BBOT’s technologies without infringing BBOT’s owned or licensed intellectual property rights;
•
it is possible that BBOT’s present or future pending patent applications (whether owned or licensed) will not lead to issued patents;
•
issued patents that BBOT holds rights to may be held invalid or unenforceable, including as a result of legal challenges by BBOT’s competitors or other third parties;
•
BBOT’s competitors or other third parties might conduct research and development activities in countries where BBOT does not have patent rights and then use the information learned from such activities to develop competitive products for sale in BBOT’s major commercial markets;
•
BBOT may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm BBOT’s business; and
•
BBOT may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on BBOT’s business, financial condition, results of operations and prospects.

BBOT may be subject to claims challenging the inventorship or ownership of its patents and other intellectual property.

BBOT or its future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in BBOT’s owned or future in-licensed patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, BBOT or its future licensors may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing BBOT’s product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed patents, trade secrets or other intellectual property. If BBOT or its licensors fail in defending any such claims, BBOT may be required to pay monetary damages and BBOT may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to BBOT’s product candidates. Even if BBOT is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of BBOT’s patents and patent applications, BBOT may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on BBOT’s business, financial condition, results of operations and prospects.

BBOT may not identify relevant third-party patents or pending patent applications or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect BBOT’s ability to develop and market its product candidates.

BBOT is developing certain product candidates in highly competitive areas and cannot guarantee that any patent searches or analyses that BBOT may conduct, including the identification of relevant patents or pending patent applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can BBOT be certain that it has identified each and every third-party patent and pending patent application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of BBOT’s product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patents or pending patent applications covering BBOT’s product candidates could have been or may be filed in the future by third parties without BBOT’s knowledge. Additionally, patents and pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover BBOT’s product candidates or the manufacturing or use of BBOT’s product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. BBOT’s interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact BBOT’s ability to market its product candidates. BBOT may incorrectly determine that BBOT’s product candidates are not covered by a third-party patent or pending patent application or that BBOT is otherwise free to operate in relation to its product candidates. BBOT may also incorrectly predict whether a third party’s pending application will issue with claims of relevant scope, or incorrectly determine the expiration date of any patent in the U.S. or abroad that BBOT considers relevant. Any failure by BBOT to identify and correctly interpret relevant patents or pending patent applications may negatively impact BBOT’s ability to develop and market its product candidates.

If BBOT fails to identify or correctly interpret relevant patents, BBOT may be subject to infringement claims or otherwise be forced to obtain licenses to relevant patents or pending patent applications, which may require BBOT to pay significant royalties, license fees or other payments. BBOT cannot guarantee that it will be able to successfully settle or otherwise resolve any infringement claims. If BBOT fails in any such dispute, in addition to being forced to pay damages, potentially including in the form of future royalties, which may be significant, BBOT may be temporarily or permanently prohibited from commercializing any of its product candidates that are held to be infringing. BBOT might, if possible, also be forced to redesign product candidates so that BBOT no longer infringes the third-party intellectual property rights. Any of these events, even if BBOT were ultimately to prevail, could require BBOT to divert substantial financial and management resources that BBOT would otherwise be able to devote to its business and could adversely affect BBOT’s business, financial condition, results of operations and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit BBOT’s exclusive rights and limit BBOT’s ability to contract with non-U.S. manufacturers.

Inventions contained within BBOT in-licensed patents and patent applications have been, and BBOT may in the future develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require BBOT to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S.

government exercises its “march-in” rights in any future intellectual property rights that are generated through the use of U.S. government funding or grants, BBOT could be forced to license or sublicense intellectual property developed by BBOT or that BBOT may license on terms unfavorable to BBOT, and there can be no assurance that BBOT would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require BBOT to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit BBOT’s ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm BBOT’s competitive position, business, financial condition, results of operations and prospects.

BBOT may be subject to claims by third parties asserting that BBOT’s employees, consultants or contractors have wrongfully used or disclosed confidential information of such third parties, or that they have wrongfully used or disclosed alleged trade secrets of their current or former employers, or that BBOT has misappropriated their intellectual property, or that they own what BBOT regards as its own intellectual property.

Many of BBOT’s employees, physician-scientist partners, consultants and contractors are or were previously employed at or engaged by universities or other pharmaceutical or biotechnology companies, including BBOT’s competitors or potential competitors. Many of them executed proprietary rights, non- disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although BBOT tries to ensure that the individuals who work for BBOT do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for BBOT, BBOT may be subject to claims that BBOT or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated the intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. BBOT may also be subject to claims that BBOT has improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect BBOT’s ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent BBOT from developing and commercializing products and product candidates, which could harm BBOT’s business.

In addition, while it is BBOT’s policy to require its employees, physician-scientist partners, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to BBOT, BBOT may be unsuccessful in obtaining such an agreement from each party who in fact develops intellectual property that BBOT regards as its own. BBOT’s intellectual property assignment agreements with them may not be self-executing or may be breached, and BBOT may be forced to bring claims against third parties, or defend claims they may bring against BBOT, to determine the ownership of what BBOT regards as its intellectual property. Additionally, assignment agreements and related agreements may be interpreted under the laws of a foreign country, which may be unpredictable. Such claims could have a material adverse effect on BBOT’s business, financial condition, results of operations, and prospects.

If BBOT fails in prosecuting or defending any such claims, BBOT may be required to pay monetary damages, and BBOT may also lose valuable intellectual property rights or personnel, which could have a material adverse effect on BBOT’s competitive position and prospects. Such intellectual property rights could be awarded to a third party, and BBOT could be required to obtain a license from such third party to commercialize BBOT’s technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if BBOT is successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to BBOT’s management and employees.

If BBOT is unable to protect the confidentiality of its trade secrets and other proprietary information, BBOT’s business and competitive position would be adversely affected.

In addition to seeking patents for some of BBOT’s technology and product candidates, BBOT also relies on trade secrets and confidentiality agreements to protect its unpatented know-how, technology and other proprietary information to maintain BBOT’s competitive position. BBOT seeks to protect its trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as BBOT’s employees, consultants, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. BBOT cannot guarantee that it has entered into such agreements with each party that may have or has had access to its trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose BBOT’s proprietary information, including its trade secrets, unpublished patent applications or other confidential research, and BBOT may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of BBOT’s trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, BBOT would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with BBOT.

Furthermore, BBOT expects that, over time, BBOT’s trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect BBOT’s proprietary technology, BBOT may be unable to prevent others from exploiting that technology, which could affect BBOT’s ability to expand in domestic and international markets. If any of BBOT’s trade secrets were to be disclosed to or independently developed by a competitor or other third party, BBOT’s competitive position would be materially and adversely affected.

BBOT also seeks to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems. These security measures may be breached or otherwise accessed in an unauthorized manner, and BBOT may not have adequate remedies for any breach.

If BBOT’s trademarks and trade names are not adequately protected, BBOT may not be able to build name recognition in its markets of interest and BBOT’s business may be adversely affected.

If BBOT’s trademarks and trade names are not adequately protected, BBOT may not be able to build name recognition in its markets of interest and BBOT’s business may be adversely affected. BBOT’s trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce BBOT’s trademark rights and prevent infringement, BBOT may be required to file trademark claims against third parties or initiate trademark opposition or cancellation proceedings. This can be time-consuming and expensive, particularly for a company of BBOT’s size. In addition, in an infringement proceeding, a court may decide that a trademark of BBOT’s is not valid or is unenforceable, or may determine another trademark is not infringing BBOT’s trademarks. BBOT may not be able to protect its rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which BBOT needs to build name recognition among potential collaborators or customers in BBOT’s markets of interest. At times, competitors may adopt trademarks or trade names similar to BBOT’s, thereby impeding BBOT’s ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of BBOT’s trademarks or trade names. Over the long term, if BBOT is unable to successfully register its trademarks and trade names and establish name recognition based on its trademarks and trade names, BBOT may not be able to compete effectively and BBOT’s business may be adversely affected. BBOT’s efforts to enforce or protect its proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact BBOT’s financial condition or results of operations.

Trademark applications BBOT may file in the future may not proceed to registration and/or may be opposed by third parties. Even if such applications proceed to registration, third parties may challenge BBOT’s use of such trademarks or seek to invalidate BBOT’s registration in the future. Other companies in BBOT’s industry may be using trademarks that are similar to BBOT’s and may in the future allege that the use of BBOT’s trademarks in connection with BBOT’s products infringes or otherwise violates their trademark rights. Trademark-granting authorities may decide to investigate BBOT’s trademarks on their own initiative if they believe that there may be potential issues to be resolved. In addition, failure to maintain BBOT’s trademark registrations, or to obtain new trademark registrations in the future, could limit BBOT’s ability to protect and enforce its trademarks and impede BBOT’s marketing efforts in the countries in which BBOT operates. Over the long term, if BBOT is unable to establish brand recognition based on its trademarks and trade names, then BBOT may not be able to compete effectively and BBOT’s business may be adversely affected.

If BBOT does not obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, which if granted could extend the term of BBOT’s marketing exclusivity for any product candidates BBOT may develop, BBOT’s business may be materially and adversely affected.

In the U.S., the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when BBOT’s product candidates receive FDA approval, BBOT expects to apply for patent term extensions on any patents that issue covering those product candidates, there is no guarantee that the applicable authorities will agree with BBOT’s assessment of whether such extensions should be granted and, even if granted, the length of such extensions. BBOT may not be granted patent term extension either in the U.S. or in any foreign country, even where BBOT obtains a patent that is eligible for patent term extension, if, for example, an applicable government authority determines that BBOT fails to exercise due diligence during the testing phase or regulatory review process, fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than BBOT requests. If BBOT obtains such an extension, it may be for a shorter period than BBOT had sought. If BBOT is unable to obtain any patent term extension or the term of any such extension is less than BBOT requests, BBOT’s competitors may obtain approval of competing products following the expiration of BBOT’s patent rights, and BBOT’s business, financial condition, results of operations and prospects could be materially and adversely affected.

Furthermore, for any patents BBOT may in-license in the future, BBOT may not have the right to control prosecution, including filing with the USPTO, of a petition for patent term extension under the Hatch-Waxman Act. Thus, if a patent BBOT in-licenses in the future is eligible for patent term extension under the Hatch- Waxman Act, BBOT may not be able to control whether a petition to obtain a patent term extension is filed or whether the requested extension is obtained from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. BBOT may be unable to obtain or in-license patents covering BBOT’s product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if BBOT or its future licensors submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of BBOT’s product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to BBOT of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.

Risks Related to BBOT’s Dependence on Third Parties

BBOT relies on third parties to conduct its preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

BBOT utilizes and depends upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners (collectively, partners) to conduct and support its preclinical studies and clinical trials under agreements with BBOT and plans to continue to do so for future preclinical studies and clinical trials. These third parties have had and will continue to have a significant role in the conduct of BBOT’s preclinical studies and clinical trials and the subsequent collection and analysis of data. For example, BBOT’s partners contribute highly enabling technologies and services that include, among others: (i) clinical conduct support from CROs, (ii) support for BBOT’s translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate BBOT’s findings to the clinical setting.

These third parties are not BBOT’s employees, and except for remedies available to BBOT under BBOT’s agreements with such third parties, BBOT has limited ability to control the amount or timing of resources that any such third party will devote to BBOT’s preclinical studies or clinical trials. The third parties BBOT relies on for these services may also have relationships with other entities, some of which may be BBOT’s competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on BBOT’s behalf. Some of these third parties may terminate their engagements with BBOT at any time. BBOT also has to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and BBOT may not be able to do so on favorable terms, which may result in delays to BBOT’s development timelines and increased costs. If BBOT needs to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay BBOT’s drug development activities, as well as materially impact BBOT’s ability to meet its desired clinical development timelines.

BBOT’s heavy reliance on these third parties for such drug development activities reduces BBOT’s control over these activities. As a result, BBOT has less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if BBOT were relying entirely upon its own staff. Nevertheless, BBOT is responsible for ensuring that each of its studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and BBOT’s reliance on third parties does not relieve BBOT of its regulatory responsibilities. For example, BBOT remains responsible for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires BBOT to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires BBOT to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If BBOT or any of its CROs fail to comply with applicable GCP requirements, the clinical data generated in BBOT’s clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require BBOT to perform additional clinical trials before approving BBOT’s marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of BBOT’s clinical trials substantially comply with GCP regulations. In addition, BBOT’s clinical trials must be conducted with product produced under current cGMP regulations and require a large number of test patients. BBOT’s failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require BBOT to repeat clinical trials, which would delay the regulatory approval process. Moreover, BBOT’s business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct BBOT’s clinical trials in accordance with regulatory requirements or BBOT’s stated protocols, or if these third parties need to be replaced, BBOT will not be able to obtain, or may be delayed in obtaining, marketing approvals for its product candidates and will not be able to, or may be delayed in efforts to, successfully commercialize its product candidates. As a result, BBOT’s financial results and the commercial prospects for its product candidates would be harmed, its costs could increase and its ability to generate revenue could be delayed.

BBOT’s manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of BBOT’s clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce BBOT’s products either at a third party’s facility or in any BBOT facility, BBOT will need to comply with the FDA’s cGMP regulations and guidelines. BBOT may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. BBOT is subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of BBOT’s precision medicines as a result of a failure of BBOT’s facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair BBOT’s ability to develop and commercialize its product candidates, including leading to significant delays in the availability of BBOT’s product candidates for its clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for BBOT’s product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for BBOT’s product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage BBOT’s reputation and business.

If BBOT’s third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, BBOT may be liable for damages.

BBOT’s research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by BBOT’s third-party manufacturers. BBOT’s manufacturers are subject to federal, state and local laws and regulations in the U.S. and local laws in other foreign jurisdictions governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although BBOT believes that its manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, BBOT cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, BBOT may incur liability or local, city, state, federal or foreign authorities may curtail the use of these materials and interrupt BBOT’s business operations. In the event of an accident, BBOT could be held liable for damages or penalized with fines, and the liability could exceed BBOT’s resources. BBOT does not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair BBOT’s research, development and production efforts, which could harm BBOT’s business, prospects, financial condition or results of operations.

If BBOT decides to establish collaborations but is not able to establish those collaborations on commercially reasonable terms, BBOT may have to alter its development and commercialization plans.

BBOT’s drug development programs and the potential commercialization of its product candidates may require additional cash to fund expenses. BBOT may seek to selectively form collaborations to expand its capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require BBOT to incur non-recurring and other charges, increase near- and long-term expenditures, issue securities that dilute existing stockholders, or disrupt BBOT’s management and business.

BBOT faces significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether BBOT reaches a definitive agreement for a collaboration depends, among other things, upon BBOT’s assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to BBOT’s ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with BBOT for its product candidate. Further, BBOT may not be successful in its efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if BBOT is successful in entering into a collaboration, the terms and conditions of that collaboration may restrict BBOT from entering into future agreements on certain terms with potential collaborators.

If and when BBOT seeks to enter into collaborations, BBOT may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If BBOT is unable to do so, BBOT may have to curtail the development of a product candidate, reduce or delay its development program or one or more of its discovery programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase its expenditures and undertake development or commercialization activities at its own expense. If BBOT elects to increase its expenditures to fund development or commercialization activities on its own, BBOT may need to obtain additional capital, which may not be available to BBOT on acceptable terms or at all. If BBOT does not have sufficient funds, BBOT may not be able to further develop its product candidates or bring them to market and generate product revenue.

BBOT may enter into collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, BBOT may not be able to capitalize on the market potential of these product candidates.

If BBOT enters into any collaboration arrangements with any third parties for the development and commercialization of its product candidates, BBOT will likely have limited control over the amount and timing of resources that BBOT’s collaborators dedicate to the development or commercialization of BBOT’s product candidates. BBOT’s ability to generate revenue from these arrangements will depend on its collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving BBOT’s product candidates would pose numerous risks to BBOT, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may deemphasize or not pursue development and commercialization of BBOT’s product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with BBOT’s product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than BBOT’s;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of BBOT’s product relative to other products;
•
BBOT may grant exclusive rights to its collaborators that would prevent BBOT from collaborating with others;
•
collaborators may not properly obtain, maintain, defend or enforce BBOT’s intellectual property rights or may use BBOT’s proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate BBOT’s proprietary information and intellectual property or expose BBOT to potential litigation or other intellectual property related proceedings;
•
disputes may arise between the collaborators and BBOT that result in the delay or termination of the research, development or commercialization of BBOT’s product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
•
collaborators may not provide BBOT with timely and accurate information regarding development progress and activities under the collaboration or may limit BBOT’s ability to share such information, which could adversely impact BBOT’s ability to report progress to its investors and otherwise plan development of BBOT’s product candidates;
•
collaborators may own or co-own intellectual property covering BBOT’s products or product candidates that result from BBOT collaborating with them, and in such cases, BBOT would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Some of the third parties upon whom BBOT currently relies for the supply of the active pharmaceutical ingredients, drug product and starting materials used in BBOT’s product candidates are BBOT’s sole source of supply, and the loss of any of these suppliers could delay BBOT’s development efforts and harm BBOT’s business.

The API, drug product and starting materials used in BBOT’s product candidates are currently supplied to BBOT primarily from sole-source suppliers pursuant to quotations or proposals issued on an as-needed basis under master services agreements entered into between BBOT and the corresponding suppliers in the ordinary course, on terms customary in the industry for similarly-situated biopharmaceutical companies. BBOT’s ability to successfully develop its product candidates, and to ultimately supply its commercial products in quantities sufficient to meet the market demand, depends in part on BBOT’s ability to obtain the API, drug product and starting materials for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization.

In addition, BBOT does have arrangements in place for a redundant or second-source supply of API, drug product or starting materials in the event any of BBOT’s current suppliers of such API, drug product or starting materials ceases its operations for any reason, although manufacturing with such second-source supply is currently expected to begin in 2026. Although BBOT believes such second-source supply or other alternative second-source supplies could be made available to it on the timelines necessary to operate in accordance with BBOT’s current business plans, if any of BBOT’s current or planned third-party suppliers or manufacturers ceases its operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet BBOT’s needs, it could impede, delay, limit or prevent BBOT’s development efforts, which could harm BBOT’s business, results of operations, financial condition and prospects.

For all of BBOT’s product candidates, BBOT intends to identify and qualify additional manufacturers to provide such API, drug product and starting materials prior to or after submission of an NDA to the FDA and/or an MAA to the EMA. BBOT is not certain, however, that its single-source suppliers will be able to meet BBOT’s demand for their products, either because of the nature of BBOT’s agreements with those suppliers, BBOT’s limited experience with those suppliers or BBOT’s relative importance as a customer to those suppliers. It may be difficult for BBOT to assess their ability to timely meet BBOT’s demand in the future based on past performance. While BBOT’s suppliers have generally met BBOT’s demand for their products on a timely basis in the past, they may subordinate BBOT’s needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug product and starting materials used in BBOT’s product candidates, if required, may not be accomplished within the timeframes required to avoid delays in BBOT’s development and commercialization efforts. When BBOT finds a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in delays. While BBOT seeks to maintain adequate inventory of the API, drug product and starting materials used in its product candidates, any interruption or delay in the supply of components or materials, or BBOT’s inability to obtain such API, drug product or starting materials from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent BBOT’s development efforts, which could harm BBOT’s business, results of operations, financial condition and prospects.

Risks Related to Operating as a Public Company

There may not be an active trading market for Common Stock, which may make it difficult to sell shares of Common Stock.

An active trading market Common Stock may not develop or be sustained following the closing of the Business Combination. If an active trading market for Common Stock does not develop or is not sustained, you may not be able to sell your shares at an attractive price or at all. Furthermore, an inactive market may also impair the Company’s ability to raise capital by selling shares of Common Stock in the future, and may impair the Company’s ability to enter into strategic collaborations or acquire companies or products by using shares of the Company’s common stock as consideration.

The market price of Common Stock may be volatile, and investors could lose all or part of their investment.

The trading price of Common Stock is likely to be, highly volatile and subject to wide fluctuations in response to various factors, many of which the Company cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of the Company’s common stock, regardless of its actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include, without limitation:

•
the timing and results of INDs, preclinical studies and clinical trials of BBOT’s product candidates or those of BBOT’s competitors;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
regulatory actions with respect to BBOT’s products or product candidates or BBOT’s competitors’ products or product candidates;
•
actual or anticipated changes in BBOT’s growth rate relative to its competitors;
•
regulatory or legal developments in the U.S. and other countries;
•
developments or disputes concerning BBOT’s patent applications, issued patents, or other proprietary rights;
•
the recruitment or departure of key personnel;
•
announcements by BBOT or its competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
fluctuations in the valuation of companies perceived by investors to be comparable to BBOT;
•
market conditions in the pharmaceutical and biotechnology sector;
•
changes in the structure of healthcare payment systems;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of Common Stock;
•
announcement or expectation of additional financing efforts;
•
sales of Common Stock by the Company, its insiders or its other stockholders;
•
expiration of market stand-off or lock-up agreements;
•
the impact of any public health emergencies, natural disasters, or geopolitical events, including civil or political unrest or military conflicts; and
•
general economic, political, industry and market conditions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of Common Stock.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding BBOT, BBOT’s business or BBOT’s market, the Company’s stock price and trading volume could decline.

The trading market for Common Stock may be influenced by the research and reports that securities or industry analysts publish about BBOT, BBOT’s business or BBOT’s market. If any of the analysts who cover BBOT issue adverse or misleading research or reports regarding BBOT, BBOT business model, intellectual property, stock performance or market, or if BBOT’s operating results fail to meet the expectations of analysts, BBOT’s stock price would likely decline. If one or more of these analysts cease coverage of BBOT or fail to publish reports on BBOT regularly, BBOT could lose visibility in the financial markets, which in turn could cause the Common Stock price or trading volume to decline.

BBOT’s operating results may fluctuate significantly, which makes BBOT’s future operating results difficult to predict and could cause BBOT’s operating results to fall below expectations or guidance.

BBOT’s quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for BBOT to predict its future operating results. From time to time, BBOT may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of BBOT’s revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in BBOT’s operating results from one period to the next.

In addition, BBOT measures compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, as determined by the BBOT Board, and recognizes the cost as an expense over the employee’s requisite service period. As the variables that BBOT uses as a basis for valuing these awards change over time, BBOT’s underlying stock price and stock price volatility, the magnitude of the expense that BBOT must recognize may vary significantly.

Furthermore, BBOT’s operating results may fluctuate due to a variety of other factors, many of which are outside of BBOT’s control and may be difficult to predict, including the following:

•
the timing and cost of, and level of investment in, research and development activities relating to BBOT’s programs, which will change from time to time;
•
BBOT’s ability to enroll patients in clinical trials and the timing of enrollment;
•
the cost of manufacturing BBOT’s current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of BBOT’s agreements with manufacturers;
•
expenditures that BBOT will or may incur to acquire or develop additional product candidates and technologies or other assets;
•
the timing and outcomes of preclinical studies and clinical trials for BBO-8520, BBO-10203 and BBO-11818 and any product candidates from BBOT’s discovery programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with BBO-8520, BBO-10203 and BBO-11818 or any of BBOT’s discovery programs, and changes in the competitive landscape of BBOT’s industry, including consolidation among BBOT’s competitors or partners;
•
any delays in regulatory review or approval of BBO-8520, BBO-10203 and BBO-11818 or product candidates from any of BBOT’s discovery programs;
•
the level of demand for any of BBOT’s product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to BBOT’s product candidates, if approved, and existing and potential future products that compete with BBO-8520, BBO-10203 and BBO-11818 or any of BBOT’s discovery programs;
•
BBOT’s ability to commercialize BBO-8520, BBO-10203 and BBO-11818 or product candidates from any of BBOT’s discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
•
BBOT’s ability to establish and maintain collaborations, licensing or other arrangements;
•
BBOT’s ability to adequately support future growth;
•
potential unforeseen business disruptions that increase BBOT’s costs or expenses;
•
future accounting pronouncements or changes in BBOT’s accounting policies; and
•
the changing, volatile and instable global economic and political environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in BBOT’s quarterly and annual operating results. As a result, comparing BBOT’s operating results on a period-to-period basis may not be meaningful. Investors should not rely on BBOT’s past results as an indication of future performance. This variability and unpredictability could also result in BBOT failing to meet the expectations of industry or financial analysts or investors for any period. If BBOT’s revenue or operating results fall below the expectations of analysts or investors or below any forecasts BBOT may provide to the market, or if the forecasts BBOT provides to the market are below the expectations of analysts or investors, the price of BBOT’s common stock could decline substantially. Such a stock price decline could occur even when BBOT has met any previously publicly stated guidance BBOT may provide.

Several of our principal stockholders own a significant percentage of our Common Stock and can exert significant control over matters subject to stockholder approval.

Holders of 5% or more of BBOT’s capital stock and their respective affiliates collectively beneficially own in excess of 45% of our outstanding Common Stock. In addition, several of BBOT’s directors, including Frank McCormick, Michelle Doig, Neil Kumar, Raymond Kelleher and Bihua Chen are affiliated with certain of our large stockholders. BBOT’s principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of the Company’s Charter and Bylaws or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for the Company’s common stock that investors may feel are in their best interest as one of the Company’s stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Common Stock.

Future sales, or the perception of future sales, by the Company or its stockholders in the public market could cause the market price for the Company’s securities to decline.

The sale of the Company’s securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of the Company’s securities. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that BBOT deems appropriate.

Shares of Common Stock reserved for future issuance under its equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The compensation committee of the Company’s board of directors may determine the exact number of shares to be reserved for future issuance under the Company’s equity incentive plans at its discretion. the Company expects to file registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to its equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, BBOT may also issue its securities in connection with investments or acquisitions. The number of shares of BBOT’s common stock issued in connection with an investment or acquisition could constitute a material portion of BBOT’s then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to BBOT’s stockholders.

Raising additional capital may cause dilution to the Company’s existing stockholders, restrict BBOT’s operations or require BBOT to relinquish rights to its technologies or product candidates.

Until such time, if ever, as BBOT can generate substantial product revenues, BBOT expects to finance its cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that BBOT raises additional capital through the sale of equity or convertible debt securities, BBOT’s stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of BBOT’s stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on BBOT’s ability to incur additional debt, limitations on BBOT’s ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact BBOT’s ability to conduct its business. If BBOT raises additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, BBOT may have to relinquish valuable rights to its technologies or product candidates or grant licenses on terms unfavorable to BBOT.

BBOT has increased costs as a result of operating as a public company, and BBOT’s management devotes substantial time to related compliance initiatives.

As a public company, BBOT incurs significant legal, accounting and other expenses. BBOT is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time- consuming. BBOT will have to hire additional accounting, finance, and other personnel in connection with becoming a public company. BBOT’s management and other personnel devote a substantial amount of time to these compliance initiatives and BBOT cannot accurately predict or estimate the amount or timing of additional costs BBOT may incur to respond to these requirements.

In addition, as a public company BBOT is required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, BBOT is required to maintain effective disclosure and financial controls and to make a formal assessment of the effectiveness of BBOT’s internal control over financial reporting.

BBOT has identified a material weakness in its internal controls over financial reporting. If BBOT is unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of its financial and operating reporting may be adversely affected, and confidence in its operations and disclosures may be lost.

In connection with the preparation and audit of BBOT’s financial statements for the years ended December 31, 2024 and 2023, BBOT’s management identified a material weakness in BBOT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

•
BBOT does not have sufficient full-time accounting personnel, (i) to enable appropriate reviews over the financial close and reporting process, (ii) to allow for an appropriate segregation of duties, (iii) to perform an effective risk assessment process, and (iv) with the requisite experience and technical accounting knowledge to identify, review and resolve complex accounting issues under U.S. GAAP.

As a private company at the time, BBOT was not required to perform an evaluation of internal control over financial reporting as of December 31, 2024 and 2023 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had such an evaluation been performed, additional control deficiencies may have been identified by BBOT’s management, and those control deficiencies could have also represented one or more material weaknesses.

BBOT intends to take certain steps, such as recruiting additional personnel, in addition to utilizing third- party consultants and specialists, to supplement its internal resources, to enhance its internal control environment and plans to take additional steps to remediate the material weakness. Although BBOT intends to complete this remediation process as quickly as possible, it cannot at this time estimate how long it will take. BBOT cannot assure you that the measures it takes will be sufficient to remediate the control deficiencies that led to its material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.

If BBOT is not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, it may be unable to accurately and timely report its financial position, results of operations, cash flows or key operating metrics, which could result in late filings of annual or quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access equity or debt capital or commercial lending markets, or other material adverse effects on its business, reputation, results of operations, financial condition or liquidity. BBOT’s investors could lose confidence in BBOT’s reported financial information, the market price of BBOT’s common stock could decline, and BBOT could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Incorrect estimates, including those related to the size of BBOT’s addressable patient populations and markets, or assumptions by management in connection with the preparation of BBOT’s financial statements could adversely affect BBOT’s reported assets, liabilities or expenses.

BBOT’s projections of both the number of people who have the diseases its product candidates are targeting, as well as the subset of people with such disease who have the potential to benefit from treatment with any of BBOT’s product candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if BBOT’s product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with RAS-dependent cancers may turn out to be lower than expected, patients may not be otherwise amenable to treatment with BBOT’s products, or new patients may become increasingly difficult to identify or gain access to. BBOT may not be successful in its efforts to identify additional product candidates. Assumptions made by management in connection with the preparation of BBOT’s financial statements could adversely affect BBOT’s reported assets, liabilities or expenses if BBOT’s estimates of the addressable patient populations and markets are incorrect.

BBOT’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

BBOT is subject to the periodic reporting requirements of the Exchange Act. BBOT has designed its disclosure controls and procedures to reasonably assure that information BBOT must disclose in reports BBOT files or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. BBOT believes that any disclosure controls and procedures or internal controls and procedures, no matter how well- conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in BBOT’s control system, misstatements due to error or fraud may occur and not be detected.

BBOT does not intend to pay dividends on BBOT common stock so any returns will be limited to the value of BBOT’s stock.

BBOT has never declared or paid any cash dividends on its common stock. BBOT currently anticipates that BBOT will retain future earnings for the development, operation and expansion of BBOT’s business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

General Risk Factors

Anti-takeover provisions in BBOT’s Charter and Bylaws and Delaware law might discourage, delay or prevent a change in control of BBOT or changes in BBOT’s management and, therefore, depress the market price of Common Stock.

BBOT’s Charter and Bylaws contain provisions that could depress the market price of BBOT’s Common Stock by acting to discourage, delay or prevent a change in control of the Company or changes in the Company’s management that the stockholders of the Company may deem advantageous. These provisions, among other things, include:

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder actions through written consent, which requires that all stockholder actions be taken at a meeting of the Company stockholders;
•
a requirement that special meetings of stockholders be called only by the Company’s board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•
advance notice requirements for stockholder proposals and nominations for election to the Company’s board of directors;
•
a requirement that no member of the Company’s board of directors may be removed from office by The Company’s stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of the Company’s voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of the Company’s voting stock to amend any bylaws by stockholder action; and
•
the authority of the BBOT Board to issue preferred stock on terms determined by the Company’s board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of the Company’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of the Charter, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for the Company’s stockholders to receive a premium for their shares of the Company capital stock and could also affect the price that some investors are willing to pay for Common Stock.

BBOT’s Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers, or employees.

BBOT’s Bylaws provide that, unless the Company consents in writing to an alternative forum, the Court of Chancery of the State of Delaware are the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of the Company’s current or former directors, officers, and employees to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or the Bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. The Bylaws further provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in the Bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in the Bylaws may limit the Company’s stockholders’ ability to bring a claim in a forum that they find favorable for disputes with the Company or the Company’s directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees even though an action, if successful, might benefit the Company’s stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Company’s Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, the Company may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to the Company than the Company’s stockholders.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact BBOT’s business. Trade disputes could also adversely impact supply chains which could now or in the future increase costs for BBOT or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. BBOT is continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets to BBOT’s business.

We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.

We face risks related to tariffs and other trade protection measures—including those that have been or may be imposed by the United States or other countries—as well as import or export licensing requirements, trade embargoes, sanctions (including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control), and other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade). These risks include protectionist or retaliatory measures that may limit or complicate the sourcing of raw materials, equipment, and other components critical to our research and development activities.

The United States has imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and components. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

We may face increased costs and operational disruptions if existing or future tariffs are applied to materials or components used in the development and manufacture of our product candidates. These risks also extend to indirect effects, such as retaliatory tariffs imposed by other countries or additional non-tariff trade barriers. As a result, our research and development activities, manufacturing timelines, and overall financial condition could be materially adversely affected.

BBOT is an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

BBOT is, an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. Accordingly, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from the date of Helix’s initial public offering in February 2024, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, Helix was a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

Following the Closing, the Company has determined it remains a smaller reporting company. The Company will be able to continue to take advantage of the smaller reporting company scaled disclosures since its voting and non-voting common stock held by non-affiliates is less than $250.0 million measured as of a date within four business days after the consummation of the Business Combination, or BBOT’s annual revenue is less than $100.0 million as of the most recently completed fiscal year reported in the Current Report on Form 8-K filed with Form 10 Information (as defined in Rule 144(i)(3) of the Securities Act).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2025, immediately prior to the closing of the de-SPAC Transaction, Helix issued and sold to certain qualified institutional buyers, institutional accredited investors and other accredited investors an aggregate of 24,343,711 shares of its common stock, for a purchase price of $10.7173 per share and an aggregate purchase price of $260.9 million, pursuant to separate subscription agreements entered into and effective as of February 28, 2025. The issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance was subsequently registered on a registration statement on Form S-1 with the SEC, which was declared effective on September 10, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	BridgeBio Oncology Therapeutics, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
3.2	BridgeBio Oncology Therapeutics, Inc. Bylaws (incorporated by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.1*#	Transition Services Agreement, by and between TheRas, Inc. and BridgeBio Services, Inc., as of April 30, 2024.
10.2*#	Amendment No. 1 to Transition Services Agreement, by and between TheRas, Inc. and BridgeBio Services, Inc., as of August 27, 2024.
10.3*#	Amendment No. 2 to Transition Services Agreement, by and between TheRas, Inc. and BridgeBio Services, Inc., as of October 1, 2024.
10.4*#	Amendment No. 3 to Transition Services Agreement, by and between TheRas, Inc. and BridgeBio Services, Inc., as of January 1, 2025.
10.5*#	Amendment No. 4 to Transition Services Agreement, by and between TheRas, Inc. and BridgeBio Services, Inc., as of April 1, 2025.
10.6*#	Amendment No. 5 to Transition Services Agreement, by and among TheRas, Inc., BridgeBio Services, Inc., BridgeBio Oncology Therapeutics, Inc. and BridgeBio Pharma LLC as of August 11, 2025.
10.7*#	Amendment No. 6 to Transition Services Agreement, by and among TheRas, Inc., BridgeBio Services, Inc., BridgeBio Oncology Therapeutics, Inc. and BridgeBio Pharma LLC as of August 29, 2025.
10.8

Employee Offer Letter, dated April 30, 2024, by and between TheRas, Inc. and Eli Wallace (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.9

Amendment to Employee Offer Letter, dated September 30, 2024, by and between TheRas, Inc. and Eli Wallace (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.10

Employee Offer Letter, dated April 30, 2024, by and between TheRas, Inc. and Pedro Beltran (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.11

Employee Offer Letter, dated August 12, 2024, by and between TheRas, Inc. and Yong Ben (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.12

Employment Agreement, dated August 11, 2025, by and between the Registrant and Eli Wallace (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.13

Employment Agreement, dated August 11, 2025, by and between the Registrant and Pedro Beltran (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.14

Employment Agreement, dated August 11, 2025, by and between the Registrant and Yong Ben (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.15

Employment Agreement, dated August 11, 2025, by and between the Registrant and Uneek Mehra (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).

10.16	TheRas, Inc. 2016 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.17

BridgeBio Oncology Therapeutics, Inc. 2025 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-289940) filed on August 29, 2025).

10.18	BridgeBio Oncology Therapeutics, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.19	BridgeBio Oncology Therapeutics, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.20	BridgeBio Oncology Therapeutics, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.21	BridgeBio Oncology Therapeutics, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.22	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
10.23	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

# Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

+ This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEBIO ONCOLOGY THERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ Eli Wallace
Eli Wallace
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial Officer