Form 10-Q
period 2026-03-31
BridgeBio Oncology Therapeutics, Inc.
filed 2026-05-12
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 80,107,104 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,658	$373,687
Short-term marketable securities	199,617	51,773
Receivables from related parties	146	386
Prepaid expenses and other current assets	14,081	6,550
Total current assets	266,502	432,396
Long-term marketable securities	136,617	—
Property and equipment, net	938	956
Operating lease right-of-use asset	2,218	2,330
Other non-current assets	11,239	12,567
Restricted cash	132	132
Total assets	$417,646	$448,381
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,090	$1,374
Accrued compensation and benefits	2,018	5,746
Accrued research and development liabilities	25,920	25,951
Accrued professional services	1,433	674
Payables to related parties	716	534
Operating lease liability, current	538	522
Other accrued liabilities	545	240
Total current liabilities	43,260	35,041
Operating lease liability, noncurrent	2,106	2,244
Total liabilities	45,366	37,285
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2026 or December 31, 2025	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026; no shares issued and outstanding as of March 31, 2026; no shares authorized, issued and outstanding as of December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 80,088,931 and 79,991,768 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	771,926	767,639
Accumulated deficit	(398,673)	(356,567)
Accumulated other comprehensive income	(981)	16
Total stockholders’ equity	372,280	411,096
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$417,646	$448,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Operating expenses:
Research and development (1)	$39,802	$20,635
General and administrative (2)	6,377	2,502
Total operating expenses	46,179	23,137
Loss from operations	(46,179)	(23,137)
Other income, net:
Interest income	3,944	1,809
Income from transition services agreements	223	—
Change in fair value of participation right liability	—	(725)
Other income (expense)	(94)	(2)
Total other income, net	4,073	1,082
Net loss	$(42,106)	$(22,055)
Net loss per share attributable to common stockholders, basic and diluted	$(526.11)	$(54.23)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,032	406,723

(1)
Research and development expenses include related party amounts of $142 and $264 for the three months ended March 31, 2026 and 2025, respectively.
(2)
General and administrative expenses include related party amounts of $40 and $168 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Comprehensive loss, net of tax:
Net loss	$(42,106)	$(22,055)
Unrealized loss on marketable securities	(997)	(157)
Comprehensive loss	$(43,103)	$(22,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	(Deficit) Equity
Balance as of December 31, 2024	36,386,702	323,358	28,415	$—	$43,538	$(222,523)	$348	$(178,637)
Conversion of Series B redeemable convertible preferred stock into common stock	(21,783)	(189)	21,783	—	189	—	—	189
Stock-based compensation	—	—	—	—	627	—	—	627
Unrealized loss on marketable securities	—	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(22,055)	—	(22,055)
Balance as of March 31, 2025	36,364,919	$323,169	50,198	$—	$44,354	$(244,578)	$191	$(200,033)

Balance as of December 31, 2025	—	$—	79,991,768	$8	$767,639	$(356,567)	$16	411,096
Exercise of common stock options for cash	—	—	97,163	—	416	—	—	416
Stock-based compensation	—	—	—	—	3,871	—	—	3,871
Unrealized loss on marketable securities	—	—	—	—	—	—	(997)	(997)
Net loss	—	—	—	—	—	(42,106)	—	(42,106)
Balance as of March 31, 2026	—	$—	80,088,931	$8	$771,926	$(398,673)	$(981)	$372,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities	(unaudited)
Net loss	$(42,106)	$(22,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	74	54
Stock-based compensation	3,871	627
Change in fair value of participation right liability	—	725
Net accretion of premiums on marketable securities	(74)	(408)
Amortization of right-of-use assets	112	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,531)	251
Other non-current assets	1,329	(31)
Accounts payable	10,685	537
Accrued compensation and benefits	(3,729)	(1,920)
Accrued research and development liabilities	(31)	2,341
Accrued professional services	880	219
Operating lease liabilities	(123)	—
Other accrued liabilities	305	13
Balances due to and from related parties	421	48
Net cash used in operating activities	(35,917)	(19,599)
Investing activities
Maturities of marketable securities	26,262	39,963
Purchases of marketable securities	(311,645)	(24,433)
Purchases of property and equipment	(24)	(162)
Net cash (used in) provided by investing activities	(285,407)	15,368
Financing activities
Payment of deferred transaction costs	(121)	(404)
Exercise of common stock options for cash	416	—
Net cash provided by (used in) financing activities	295	(404)
Net decrease in cash, cash equivalents, and restricted cash	(321,029)	(4,635)
Cash, cash equivalents, and restricted cash at beginning of period	373,819	30,983
Cash, cash equivalents, and restricted cash at end of period	$52,790	$26,348
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset recognized in exchange for operating lease liabilities	$—	$2,706
Deferred de-SPAC transaction costs included in accrued professional services and other accrued liabilities	$—	$2,493
Unpaid property and equipment included in accounts payable and other accrued liabilities	$32	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The de-SPAC Transaction was accounted for as a reverse recapitalization with Legacy BBOT being the accounting acquirer, and Helix identified as the acquired company for accounting purposes (see Note 3). Accordingly, prior to the Closing, all historical financial information presented in the condensed consolidated financial statements represents the balances and activity of Legacy BBOT. At the Closing, each outstanding share of Legacy BBOT common stock was exchanged for shares of BBOT common stock based on a ratio of approximately 0.0889 (“Consideration Ratio”). For periods prior to the Closing, the reported share and per share information has been retroactively adjusted to reflect the Consideration Ratio.

Material Related Party Transactions

BridgeBio Pharma, Inc. is a commercial-stage biopharmaceutical company founded to discover, create, test, and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio Pharma, Inc. and its controlled entities (collectively, “BridgeBio Pharma”) were related parties of Legacy BBOT prior to the Closing and remained related parties of the Company after the Closing. As discussed in Note 12, the Company had material related party transactions with BridgeBio Pharma during the periods presented in these condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information. All costs, as well as assets and liabilities directly associated with the Company’s business activity, are included in the condensed consolidated financial statements. In connection with the de-SPAC Transaction, as the successor entity following the Closing, BBOT became the reporting entity and consolidates the balances and activity of Legacy BBOT. The financial information presented in these condensed consolidated financial statements reflects the balances and results of operations of the combined entity post-Merger. Prior to the Closing, all references to BBOT or the Company are related to the balances and activity of Legacy BBOT. All intercompany balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

From its inception through the issuance of the Series B on April 30, 2024, Legacy BBOT had been majority-owned and controlled by BridgeBio Pharma.

Prior to April 30, 2024, the Company operated as part of BridgeBio Pharma. From inception through April 30, 2024, these condensed consolidated financial statements have been derived from BridgeBio Pharma’s historical accounting records and are presented on a carve-out basis. The condensed consolidated statement of operations includes allocations of certain general and administrative expenses to the Company from BridgeBio Pharma. The allocations have been determined on a reasonable basis. The related transactions are discussed further in Note 12. Following the Series B issuance, no individual investor or related party group held a controlling financial interest in the Company, and BBOT has operated independently from BridgeBio Pharma. Subsequent to April 30, 2024 and prior to the de-SPAC Transaction, the financial information included in these condensed consolidated financial statements relates to Legacy BBOT on a standalone basis.

Liquidity

Since its inception through March 31, 2026, the Company has incurred net losses. As of March 31, 2026, the Company had an accumulated deficit of $398.7 million and incurred net losses of $42.1 million and $22.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, the Company had a balance of cash, cash equivalents, and marketable securities of $388.9 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s consolidated financial statements for the year ended December 31, 2025, and related notes. There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2026 (the "Form 10-K").

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, marketable securities, and restricted cash are financial instruments that subject us to significant concentrations of credit risk. These financial instruments are held in financial institutions in the United States. At times, the amounts on deposit may exceed federally insured limits. We believe that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to the amounts deposited. The Company has not experienced any credit losses associated with its balances in such accounts through March 31, 2026.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
Accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•
The fair value of redeemable convertible preferred stock and common stock prior to the de-SPAC Transaction,
•
The fair value of share-based awards and participation right liability,
•
Recoverability of deferred tax assets,
•
Allocations of operating expenses, and
•
The determination of the incremental borrowing rate used in lease-related calculations.

The Company bases its estimates on historical experience and various other reasonable assumptions. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2026, cash and cash equivalents consisted of money market funds, commercial paper, and corporate debt securities. As of December 31, 2025, cash and cash equivalents consisted of money market funds and commercial paper. Restricted cash represented security deposits in the form of a letter of credit issued in connection with the Company’s lease agreement. The cash, cash equivalents, and restricted cash balance included the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$460	$624
Cash equivalents	52,198	373,063
Restricted cash	132	132
Total cash, cash equivalents, and restricted cash	$52,790	$373,819

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed consolidated balance sheets, are considered available-for-sale. The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments, unless intended to fund current operations.

Our available for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity until realized. Realized gains and losses are calculated using the specific identification method and recorded as interest income in the condensed consolidated statement of operations.

The Company reports the accrued interest receivable as a component of prepaid and other assets on its condensed consolidated balance sheet, which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and instead writes it off if an issuer defaults or is expected to default on payments.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income or loss. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, changes in interest rates, market conditions, changes to the underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses and any subsequent improvements are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income or loss. No allowance for credit losses has been recorded as of March 31, 2026 or December 31, 2025.

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•
Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•
Level 2 - Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•
Level 3 - Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

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

Due to their short-term nature, the carrying amounts of cash, cash equivalents, prepaid expenses and other current assets, accounts payable, and other accrued liabilities in the accompanying condensed consolidated balance sheet approximate their fair values.

Leases

The Company determines if an arrangement contains a lease at inception and the classification of the lease on the commencement date. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The Company determines whether leases meet the classification criteria of a finance or operating lease considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2026, our lease population consisted primarily of real estate operating leases. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. Right-of-use assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. Lease incentives are included in the calculation of lease liability as of the commencement date to the extent it is probable that the Company will utilize them.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the asset’s estimated useful life. Our property and equipment consist of purchased software with an estimated useful life of 3 years, lab equipment with an estimated useful life of 5 years and leasehold improvements amortized over the shorter of 5 years or the remaining lease term. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Depreciation expense for property and equipment was $0.1 million for both the three months ended March 31, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to the future net undiscounted cash flows the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment charges related to long-lived assets have been recorded during the three months ended March 31, 2026 and 2025.

Segments

The Company operates in one operating and reportable segment within the United States, developing oncology therapies through various related development projects. All of the Company’s assets are located in the United States. The single operating segment conclusion is further supported by the Company’s organizational and management structure and other factors. The Company’s chief operating decision-maker is its Chief Executive Officer, who manages operations, allocates resources, and evaluates financial performance using a top-down approach and by setting and reviewing company-wide targets. Subsequent to the completion of the de-SPAC Transaction, during the third fiscal quarter of 2025, the Company changed the segment information regularly provided to the chief operating decision maker to the below aggregated grouping of expense categories, which is the basis on which the chief operating decision-maker assesses segment performance and allocates resources. The prior period information has been recast to reflect this update. The chief operating decision-maker reviews research and development expenses by the following significant categories presented in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Research and development trials and consumables expenses	$28,848	$13,278
Payroll and personnel expenses	9,455	5,561
Facilities and other expenses	1,499	1,796
Total research and development	$39,802	$20,635

Since the Company operates in a single operating and reportable segment represented by the entire entity, significant segment expenses are provided to the chief operating decision-maker using the same basis as presented in the condensed consolidated statements of operations, including the research and development itemization above. Net loss is the key measure of segment profit and loss that the chief operating decision-maker uses to allocate resources, assess performance, monitor expenditures, and conduct a review of budget versus actual analysis. The chief operating decision-maker does not review assets at a different level or category other than the amounts disclosed in the Company’s condensed consolidated balance sheets.

Receivables from and Payables to Related Parties

Receivables from and payables to related parties represent the amounts due to and from various BridgeBio Pharma entities, which are expected to be settled in cash within 12 months from the reporting date.

Prior to April 30, 2024, receivables from related parties represented receivables under the centralized cash management balances used by BridgeBio Pharma for cash management and to finance its operations. These arrangements may not reflect how the Company would have financed its operations had it been a separate, standalone entity during the applicable periods. Changes in related-party receivables arising from cash pooling arrangements are presented as investing activities in the condensed consolidated statements of cash flows. Subsequent to April 30, 2024, receivables from related parties represent amounts due from various BridgeBio Pharma entities for services rendered by the Company under the transition services agreement. Payables to related parties represent the amounts due for various research and development and administrative services performed by BridgeBio Pharma to the Company. Prior to April 30, 2024, none of BridgeBio Pharma’s third-party debt and related interest has been attributed to the Company because the Company is not the legal obligor of the debt, and the borrowings are not specifically identifiable to the Company.

Subsequent to April 30, 2024, the Company continued its relationship with various BridgeBio Pharma entities, which remain related parties. While the nature of these interactions shifted from centralized cash management to services provided under the transition services agreement, the resulting receivables and payables reported separately as current assets or liabilities in the condensed consolidated balance sheets.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities performed by third-party service providers, including preclinical studies, clinical trials, and contract manufacturing. We record the estimated costs of research and development activities based on the estimated amount of services provided but not yet invoiced and include these costs in accrued research and development liabilities in the condensed consolidated balance sheets and within research and development expenses in the condensed consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. Examples of estimated research and development expenses that we accrue include:

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

General and Administrative Expenses

General and administrative expenses represent salaries, benefits, and other personnel-related costs, including stock-based compensation, fair value of common stock issued to BridgeBio Pharma (refer to Note 12), costs related to third-party service providers, and professional and legal fees.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. The costs allocated to acquire in-process research and development (“IPR&D”) with no alternative future use are expensed as research and development as of the asset acquisition date. Contingent consideration payments for asset acquisitions include development, regulatory, and sales-based milestone payments due upon the occurrence of a specific event. Contingent payments are recognized when the milestone is met unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the cost of the asset acquired. None of the contingent payments represented a derivative through March 31, 2026. Upon recognition of the contingent consideration payment, the amount is expensed as research and development expense if it relates to IPR&D with no alternative future use or capitalized if it relates to a developed product, which is generally when clinical trials have been completed and regulatory approval obtained.

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

Accrued Milestone Compensation Arrangements

Historically we have had performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled upon achievement of certain contingent milestones in the form of (1) cash, (2) equity of BridgeBio Pharma, or (3) cash or equity of BridgeBio Pharma or the Company at the issuer’s sole election. No performance milestone awards that may be settled in the Company’s shares or related liabilities were outstanding as of March 31, 2026 or December 31, 2025.

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

Participation Right Liability

The Company’s participation right liability represented the right granted to a third party to potentially participate in future Series B offerings at a fixed price of $8.8554 per share. The participation right was a freestanding instrument substantially similar to a written call option on the Series B shares that may be redeemed outside of the Company’s control. As such, the Company classified the participation right as a liability, remeasured at fair value, until its full exercise and settlement, which occurred in April 2025. Changes in the fair value of the participation right liability are presented separately in the condensed consolidated statements of operations during the three months ended March 31, 2025. On the settlement date, in April 2025, the participation right liability was remeasured to the intrinsic value of the shares issued and reclassified to temporary equity.

Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2026 or 2025.

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the condensed consolidated financial statements, their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined based on the difference between the carrying amounts under U.S. GAAP and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

At the Closing, each outstanding share of Legacy BBOT common stock was exchanged for shares of BBOT common stock based on a ratio of approximately 0.0889 (“Consideration Ratio”). For periods prior to the Closing, the reported share and per share information has been retroactively adjusted to reflect the Consideration Ratio (refer to Note 3).

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

Redeemable Convertible Preferred Stock

The Company initially records redeemable convertible preferred stock at fair value on the dates of issuance, less issuance costs. Prior to the de-SPAC Transaction, the preferred stockholders, as a group, controlled the Company’s Board and had the ability to initiate a deemed liquidation event, such as a change in control or transfer of substantially all of the Company’s assets. Upon a deemed liquidation event, the preferred stockholders as a group could cause the redeemable convertible preferred stock to be redeemed for cash and other assets available for distribution. Based on these considerations, the redeemable convertible preferred stock was classified in temporary equity outside of the stockholders’ equity in the accompanying condensed consolidated balance sheets. Subsequent adjustments to the carrying values of the redeemable convertible preferred stock classified in temporary equity are made only if it becomes probable that such liquidation events would occur, causing the shares to become redeemable. No such adjustments were made since the underlying events were not probable while the redeemable convertible preferred stock was outstanding.

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

Emerging Growth Company Status

The Company operates as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards as of effective dates for private companies. The Company historically operated as part of BridgeBio Pharma and adopted new accounting pronouncements using the same timeline as BridgeBio Pharma. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of the effective dates for public companies.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The amendments in ASU 2025-05 were effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company has adopted this guidance effective January 1, 2026 and there was no material impact to the condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the footnotes to the financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning on January 1, 2027, and interim periods beginning on January 1, 2028, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed financial statements and related disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This standard modernizes the accounting for software costs, including updating guidance on the recognition and measurement of costs incurred in connection with development and implementation activities related to internal-use software. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. The standard can be adopted retrospectively, prospectively or on a modified prospective basis, and early adoption is permitted as of the beginning of an annual reporting period, provided that the financial statements for that period have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the standard on its condensed financial statements and related disclosures and will determine the appropriate transition method prior to adoption.

3. PIPE Financing and de-SPAC Transaction

Immediately prior to the de-SPAC Transaction described in Note 1, Helix issued and sold to investors in the PIPE Financing 24,343,711 shares of its common stock for gross proceeds of $260.9 million. In connection with the de-SPAC Transaction, Helix redomiciled as a Delaware corporation and de-registered from the Register of Companies in the Cayman Islands, and Legacy BBOT became a wholly-owned subsidiary of Helix. As a result, BBOT, as the combined company, received $112.3 million in net proceeds from the Trust account previously held by Helix. The Company incurred total transaction costs of $12.4 million consisting of legal, accounting, and other professional fees during the year ended December 31, 2025, all of which has been paid as of March 31, 2026. The Company’s total de-SPAC Transaction costs were recorded to additional paid-in capital as a reduction of the deemed proceeds from the PIPE Financing and the Trust Account.

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

The de-SPAC Transaction was accounted for as a reverse recapitalization under U.S. GAAP because Legacy BBOT was identified as the accounting acquirer and Helix as the accounting acquiree for financial reporting purposes. Accordingly, these condensed consolidated financial statements of the Company are presented as a continuation of the financial statements of Legacy BBOT. The de-SPAC Transaction is presented as the issuance of common stock by BBOT for the net assets of Helix and proceeds from the PIPE Financing, accompanied by a recapitalization and a change in the reporting entity. The net assets of Helix were recorded at historical cost as of the Closing date, with no goodwill or other intangible assets recognized.

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

4. Fair Value Measurements and Disclosures

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Treasury bills	$11,998	$—	$—	$11,998
Money market funds	30,021	—	—	30,021
Commercial paper	—	2,000	—	2,000
Corporate debt securities		8,179	—	8,179
Total cash equivalents	42,019	10,179	—	52,198
Short-term marketable securities:
Treasury bills	—	29,808	—	29,808
Commercial paper	—	18,019	—	18,019
Corporate debt securities	—	144,816	—	144,816
Certificated of deposit	—	6,974	—	6,974
Total short-term marketable securities	—	199,617	—	199,617
Long-current marketable securities:
Treasury bills	—	2,924	—	2,924
Corporate debt securities	—	133,693	—	133,693
Total long-term marketable securities	—	136,617	—	136,617
Total marketable securities	—	336,234	—	336,234
Total assets	$42,019	$346,413	$—	$388,432

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$366,348	$—	$—	$366,348
Commercial paper	—	5,484	—	5,484
Total cash equivalents	366,348	5,484	—	371,832
Short-term marketable securities:
Commercial paper	—	7,313	—	7,313
Corporate debt securities	—	44,460	—	44,460
Total short-term marketable securities	—	51,773	—	51,773
Total assets	$366,348	$57,257	$—	$423,605

Money market funds and short-term "on-the-run" treasuries in cash equivalents, such as treasury bills, that are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value, representing their estimated fair value. The fair value of these marketable securities is based upon observable market inputs obtained from third-party pricing services. The pricing services use industry-standard valuation models and observable inputs, including reported trades, broker-dealer quotes, bids or offers on the same or similar securities issuer, credit spreads, benchmark securities, prepayment and default projections based on historical data, and other observable inputs.

The Company's participation right liability was settled in full in April 2025 and was no longer outstanding as of December 31, 2025.

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated (in thousands):

	March 31, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Treasury bills	$29,814	$—	$(6)	$29,808
Commercial paper	18,037	—	(18)	18,019
Corporate debt securities	145,065	1	(250)	144,816
Certificated of deposit	6,984	—	(10)	6,974
Total short-term marketable securities	199,900	1	(284)	199,617
Long-term marketable securities:
Treasury bills	2,941	—	(17)	2,924
Commercial paper	—	—	—	—
Corporate debt securities	134,374	4	(685)	133,693
Certificated of deposit	—	—	—	—
Total long-term marketable securities	137,315	4	(702)	136,617
Total marketable securities	$337,215	$5	$(986)	$336,234

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$7,311	$2	$—	$7,313
Corporate debt securities	44,446	18	(4)	44,460
Total short-term marketable securities	$51,757	$20	$(4)	$51,773

There were no unrealized gains or losses on cash equivalents as of March 31, 2026, and December 31, 2025. As of March 31, 2026 and December 31, 2025, some of the Company's marketable securities were in an unrealized loss position. These unrealized losses were attributable to changes in interest rates and geopolitical factors rather than credit deterioration. The Company does not intend to sell securities, and it is not more likely than not that it will be required to sell them before recovery of amortized cost, so these losses were considered temporary. All marketable securities with unrealized losses as of each balance sheet date had been in a loss position for less than twelve months. The Company invests in high-quality short-term and long-term marketable securities, all of which have maturities under three years and no history of credit deterioration. No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

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

Under the UCSF License, UCSF received a right but not an obligation to purchase up to 10% of securities in any offering on the same terms as other investors (“Participation Right”), which survived the termination of the UCSF License. Because UCSF was not notified of the Series B financing at the time it was completed in May 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of the Series B redeemable convertible preferred stock at the original issue price of $8.8554 per share. In March 2025, UCSF elected to exercise the Participation Right in full. The Participation Right was settled in full in April 2025 (refer to Note 8) and was no longer outstanding as of December 31, 2025.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, the Company entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). The Company and Leidos executed subsequent amendments to the Leidos CRADA between January 2018 and September 2025 to clarify the scope and provide for term extensions. In December 2018, the Company and Leidos entered into a license agreement (“Initial Leidos License”), under which the Company was granted certain worldwide exclusive licenses to use the licensed compounds for its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. The Company and Leidos subsequently entered into three additional license agreements (“Additional Leidos Licenses”), including two related to KRAS G12C inhibitor and PI3Kα breaker compounds that were executed in August 2022, and one related to the PanKRAS inhibitor executed in December 2023. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are referred to as the “Leidos Agreements”. In December 2025, the Company and Leidos executed an amendment to extend the expiration date of the Leidos CRADA by nine months to September 2026. In December 2025, the Company and Leidos amended the Leidos CRADA to introduce an additional $1.5 million in contribution funding payments.

Under the Additional Leidos Licenses, the Company previously incurred initial upfront fees of $1.8 million. The Company is required to pay Leidos annual license maintenance fees of $0.5 million, as well as royalties on net sales for such licensed compounds calculated using low single-digit percentages of annual net sales of licensed products. The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. Leidos is also entitled to receive a low double-digit percentage of the sublicensing income received by the Company. As of March 31, 2026, the Company is obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of March 31, 2026 and December 31, 2025, the Company recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the condensed consolidated balance sheets. The Company recognized research and development expenses of $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, in connection with the Leidos Agreements.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, the Company entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to explore new knowledge therapeutics possibilities to KRAS drug discovery utilizing LLNS’s high-performance computing systems. The Company and LLNS executed subsequent amendments to the LLNS CRADA between December 2019 and November 2025 to clarify the scope and provide for term extensions. In July 2022, the Company entered into an exclusive patent license agreement for KRAS G12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, the Company entered into an exclusive license agreement with LLNS for research and development of a Pan KRAS inhibitor. These three agreements are collectively referred to as the LLNS Agreements. In July 2025, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for non-oncology indications. In November 2025, the Company and LLNS executed three separate amendments to the existing agreements for Pan KRAS inhibitors, PI3Kα breakers, and KRAS G12C inhibitors. These amendments were made to include new patent applications within the scope of patent rights. In November 2025, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date by six months to June 2026. In January 2026, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date another twelve months until June 2027 and included additional estimated funding contributions of $5.0 million to be paid by the Company over the remaining term.

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

As of March 31, 2026, the Company is required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

During the three months ended March 31, 2026, no milestones had been achieved and therefore no liabilities were recorded as of March 31, 2026 on the condensed consolidated balance sheets. The Company recognized research and development expenses of $0.3 million for the three months ended March 31, 2025 in connection with the LLNS Agreements. Research and development expenses for the three months ended March 31, 2026 were immaterial.

6. Income from Transition Services Agreements

In August 2025, we entered into a transition services agreement (“TSA”) with an unrelated party (“TSA Party”) to provide certain services unrelated to our principal operations, which represent the only performance obligation under this arrangement. For the three months ended March 31, 2026, the Company recorded $0.2 million in connection with the TSA, which is presented separately as other income from transition services agreements in the condensed consolidated statements of operations. The Company did not record any TSA income for the three months ended March 31, 2025.

7. Commitments and Contingencies

Other Research and Development Agreements

We may enter into contracts in the normal course of business with contract research organizations for clinical trials, contract manufacturing organizations for clinical supplies, and other vendors for preclinical studies, supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges.

Cash Bonus with Performance Conditions

In May 2024, the Company committed to making a $3.0 million cash payment to an executive contingent upon the consummation of an equity financing, a change in control transaction, an initial public offering, or a reverse merger with a SPAC. The Company recorded $3.0 million performance cash bonus payment to the executive upon closing of the de-SPAC Transaction, which was paid during the three months ended September 30, 2025. There have been no other cash bonuses with performance conditions recorded or paid during the three months ended March 31, 2026.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, Board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.

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

In August 2025, the Company’s outstanding redeemable convertible preferred stock was converted into common stock, immediately before the Closing of the de-SPAC Transaction discussed in Note 3, and therefore there were no redeemable convertible preferred stock shares authorized or outstanding as of March 31, 2026 or December 31, 2025.

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

Dividends

The holders of the redeemable convertible preferred stock were entitled to receive noncumulative dividends at an annual rate of 8.0% of the original issuance price per share of the respective series when declared by the Company’s Board prior and in preference to any dividends on common stock. The holders of the redeemable convertible preferred stock had priority and were entitled to participate in any distributions to the holders of common stock on an as-converted basis. No dividends have been declared or paid by the Company since its inception and through March 31, 2026.

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

Shares Reserved for Issuance

The Company had the following shares reserved for issuance:

	March 31,	December 31,
	2026	2025
Common stock options issued and outstanding	12,064,129	9,035,498
Restricted Stock Units ("RSU"s) unvested and expected to vest	368,470	—
Shares available for issuance under the stock option and incentive plan	1,521,834	459,417
Shares available for issuance under the employee stock purchase plan	1,808,313	895,607
Shares available for issuance under the inducement plan	852,500	1,046,940
Total	16,615,246	11,437,462

9. Leases

In November 2024, the Company entered into an agreement for the lease of approximately 10,934 square feet of office space in South San Francisco, California for 61 months. The Company has the option to renew for an additional four-year term. The renewal option was not reasonably certain to be exercised by the Company and was excluded from the lease term. The lease commenced in March 2025 and will expire in April 2030. The associated lease costs were not material during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted average remaining lease term for the Company’s lease was 4.1 years, and the discount rate used was 7.40%.

The following table presents the amortization of the Company’s lease liabilities recorded in the condensed consolidated balance sheet at of March 31, 2026 (in thousands):

Fiscal year ended December 31:
2026 (nine months)	533
2027	730
2028	755
2029	782
2030	263
Total lease payments	$3,063
Less: imputed interest	(419)
Total operating lease liabilities	$2,644

Short-term lease costs were $0.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

10. Stock-Based Compensation

Stock-based compensation is included under the following expense categories presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,938	$440
General and administrative	1,933	187
Total	$3,871	$627

Common Stock Options Issued and Other Equity-Based Awards Issued by the Company

2016 Equity Incentive Plan

In January 2017, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of stock-based incentive awards, including common stock options and other forms of stock-based compensation. Any cancelled or forfeited awards under the 2016 Plan become available for future issuances. As of March 31, 2026, no shares were reserved for future issuance under the 2016 Plan.

2025 Stock Option and Incentive Plan

In August 2025, the Company adopted the 2025 Stock Option and Incentive Plan (“2025 Plan”). The 2025 Plan provides for the grant of equity and equity-based incentive awards, such as stock options and other forms of stock-based compensation, to officers, employees, directors, and consultants. Any cancelled or forfeited awards under the 2025 Plan become available for future issuances. As of March 31, 2026, 1,521,834 shares were available for future grants under the 2025 Plan.

2025 Employee Stock Purchase Plan

In August 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of BBOT’s common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is less. As of March 31, 2026, 1,808,313 shares were available for future grants under the ESPP, and no offering periods had started.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (“2025 Inducement Plan”) to be used for grants of equity-based awards to individuals who were not previously its employees or directors as an inducement for entry into employment. Any cancelled or forfeited awards under the 2025 Inducement Plan become available for future issuances. As of March 31, 2026, 852,500 shares were available for future grants under the 2025 Inducement Plan.

Outstanding Common Stock Options

The Company had the following common stock options outstanding:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	9,035,498	$7.79	9.0	$42,771
Granted	3,228,045	11.19
Exercised	(97,163)	4.28
Forfeited and cancelled	(102,251)	8.68
Outstanding as of March 31, 2026	12,064,129	$8.72	9.2	$15,908
Exercisable as of March 31, 2026	2,226,329	$6.26	8.6	$6,936

The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying stock options as of each reporting date.

As of March 31, 2026, a total of 1,730,153 common stock options included provisions for accelerated vesting in connection with a qualified change in control of the Company. These instruments included 1,507,214 options, with vesting if the grantee is terminated without cause, as defined in the 2016 Plan, or for good reason, as defined in the grant terms, within 12 months following such a transaction. The remaining 222,939 options vest immediately upon the occurrence of a qualified change in control, excluding events such as an initial public offering or other bona fide financing transactions. The closing of the de-SPAC Transaction described in Note 1 did not constitute a qualified change in control event under these definitions.

The weighted-average grant-date fair value of common stock options granted during three months ended March 31, 2026 was $7.52 per share. The weighted-average grant-date fair value of common stock options vested and forfeited during the three months ended March 31, 2026 was, $4.10 and $6.57 per share, respectively. As of March 31, 2026, there was $61.5 million of unrecognized stock-based compensation related to unvested common stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

There were no grants issued during the three months ended March 31, 2025. The fair value of stock options granted during the three months ended March 31, 2026 were estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

Three Months Ended March 31, 2026
Expected term, years	5.77 - 6.08
Expected volatility	71.18% - 74.03%
Expected dividends	—
Risk-free interest rate	3.8% - 4.1%

Restricted Stock Units

Activity under the 2025 Plan with respect to the Company’s RSUs during the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	368,470	—
Vested and released	—	—
Forfeited and cancelled	—	—
Unvested and expected to vest at March 31, 2026	368,470	$10.19

As of March 31, 2026, there was $3.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.8 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive:

	As of March 31,
	2026	2025
Common stock options issued and outstanding	12,064,129	40,134,786
Unvested RSU's of common stock	368,470	—
Redeemable convertible preferred stock on an as-converted into common stock basis	—	409,027,108
Shares issuable under the participation right	—	28,225,863
Total	12,432,599	477,387,757

12. Related Party Transactions

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

Collaborative Arrangement with Related Party

In July 2025, the Company executed a research and collaboration agreement (“RCA”) with a related party (“RCA Party”) to grant a license over its intellectual property with respect to the new indication being developed by the RCA Party (“RCA License”) and perform certain research and development activities (“RCA Service”) intended to achieve an acceptance of an investigational new drug application that will be owned and further developed by the RCA Party. During the three months ended March 31, 2026, the Company recognized $0.1 million in connection with the RCA, which is included as a reduction to research and development expenses in the condensed consolidated statement of operations.

Related Party Income and Expenses

During the three months ended March 31, 2026, the Company recognized $0.1 million in research and development expenses for the services provided by BridgeBio Pharma under the transition services agreement and related amendments.

During the three months ended March 31, 2025, the Company recognized $0.3 million and $0.2 million in research and development expenses and general and administrative expenses, respectively, for the services provided by BridgeBio Pharma.

No related party income was recognized during the three months ended March 31, 2026 or 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations of BridgeBio Oncology Therapeutics, Inc. (“BBOT” “we” “our” or “us”) should be read together with the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”).

This discussion may contain forward-looking statements including, but not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Annual Report on Form 10-K (the "Form 10-K").

Overview

We are a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small-molecule therapeutics targeting RAS and Phosphoinositide 3-kinase (“PI3K”) headquartered in South San Francisco, California. Our mission is to accelerate scientific and medical breakthroughs and deliver well-tolerated medicines with greater efficacy and safety to people with the deadliest cancers. We are advancing our next-generation RAS-pathway targeted small molecules with a focus on optimized target coverage for patients with tumors driven by RAS and PI3Kα and a synergistic portfolio that is designed to enable targeted KRAS combinations.

Since our inception, we devoted substantially all of our resources to raising capital, conducting discovery and research activities, and establishing arrangements with third parties. We are currently developing three lead product candidates:

•
BBO-8520 is an orally bioavailable small molecule direct inhibitor targeting both the ON and OFF states of KRAS. The U.S. Food and Drug Administration (FDA) has granted Fast Track designation to BBO-8520 for the treatment of adult patients with previously treated, KRAS G12C-mutated metastatic non-small cell lung cancer ("NSCLC"). We are currently enrolling the Phase 1 ONKORAS-101 trial (NCT06343402) for patients with KRAS G12C mutant NSCLC. ONKORAS-101 is an open-label, multi-center Phase 1a/1b study designed to evaluate the safety, tolerability, preliminary antitumor activity, and pharmacokinetics of BBO-8520 as a single agent and in combination with pembrolizumab in patients with KRASG12C mutant NSCLC. On January 7, 2026, we announced new clinical data from the ongoing Phase 1 trial. As of November 15, 2025, BBO-8520 monotherapy in patients with KRASG12C NSCLC showed a 65% objective response rate (ORR) and a 68% 6-month progression-free survival (PFS), with 83% of patients eligible for 6-month follow-up remaining on treatment for ≥6 months, alongside a potentially differentiated safety profile. Encouraging early efficacy signals were seen in patients with KRASG12C and STK11 and/or KEAP1 co-mutants, where all five initial patients achieved partial response (PR). BBO-8520 in combination with pembrolizumab, at active dose levels, demonstrated promising efficacy data and a distinct safety profile, including a potentially differentiated liver toxicity profile. Updated clinical data are expected in the second half of 2026 and an internal combination study with BBO-10203 opened in April 2026.
•
BBO-11818 is an orally bioavailable small molecule pan-KRAS inhibitor that targets mutant KRAS in both the ON and OFF states. We are currently enrolling the Phase 1 KONQUER-101 (NCT06917079) trial for patients with locally advanced or metastatic KRAS mutant solid tumors. On January 7, 2026, we announced preliminary clinical data from the ongoing Phase 1 trial. BBO-11818 demonstrated encouraging early anti-tumor activity across dose levels and tumor types, including a PR in a patient with pancreatic ductal adenocarcinoma (PDAC) with a 56% tumor reduction. BBO-11818 monotherapy appeared generally tolerable with no dose-limiting toxicities (DLTs). On April 20, 2026 we announced that BBOT was granted U.S. FDA Fast Track designation for BBO-11818 for the treatment of adult patients with advanced KRAS-mutant PDAC. Further, in April 2026, we presented preclinical data demonstrating that BBO-11818 had robust anti-tumor activity in KRAS-mutant preclinical models at the AACR Annual Meeting 2026. Updated Phase 1 clinical data are expected in the second half of 2026. An internal combination study with BBO-10203 is anticipated to open later in 2026.
•
BBO-10203 is an orally bioavailable small molecule with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Kα, inhibiting RAS-driven PI3Kα-AKT signaling in tumors. We are currently enrolling the Phase 1 BREAKER-101 trial (NCT06625775) for patients with locally advanced or metastatic HER2+ breast cancer, HR+/HER2-breast cancer, KRAS mutant colorectal cancer, and KRAS mutant non-small cell lung cancer. On January 7, 2026, we announced preliminary clinical data from the ongoing Phase 1 trial. BBO-10203 demonstrated a differentiated safety profile with no hyperglycemia in patients without restrictions on baseline HbA1c and glucose levels. In addition, BBO-10203 achieved target systemic exposure and rapid full target engagement. Clinical benefit was observed in patients with colorectal cancer (CRC) (>80% 3L+) and hormone receptor positive breast cancer (HR+ BC) who were previously heavily treated and tumor reductions were observed in some patients. Updated clinical data are expected in the second half of 2026 and internal combinations, including with BBO-8520 and BBO-11818, are anticipated to open later in 2026. In April 2026, we presented preclinical data showing that BBO-10203 inhibits PI3Kα/AKT signaling in HER2AMP models at the American Association for Cancer Research ("AACR") Annual Meeting 2026. Updated clinical data are expected in the second half of 2026 and internal combination studies are anticipated to open later in 2026.
•
In March 2026, we announced the appointment of Peter Lebowitz, M.D., Ph.D. as a member of the board of directors with immediate effect, who will serve as a Class I director appointed to the NCG Committee and Compensation Committee of the Board effective as of the date of his appointment as a director.
•
In April 2026, we announced the appointment of Neil Kumar, Ph.D. as Executive Chairman of the Board of Directors, Pedro J. Beltran, Ph.D. as Chief Executive Officer, Idan Elmelech as Chief Operating Officer, and Marc Cobo as Principal Accounting Officer effective April 20, 2026. Former CEO, Eli Wallace, PhD, will serve as a Senior Adviser to the Company, continuing to leverage his scientific expertise and deep understanding of BBOT’s programs to support the company going forward. This transition reflects BBOT entering a new phase of development as the company’s three clinical assets enter expansions and combinations across multiple RAS-driven cancers. The Board of Directors believes that elevating the next generation of the Company’s leadership will enable the company to execute with strategic precision and purpose in order to improve outcomes for patients with RAS and PI3Kα malignancies.

We have no product candidates approved for sale and have not generated any revenue related to our product candidates.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2026, we incurred a net loss of $42.1 million and had an accumulated deficit of $398.7 million as of March 31, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the development and eventual commercialization efforts related to our product candidates. We expect to continue to incur significant expenses, and our operating losses are expected to increase for the foreseeable future if and as we:

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

Any changes in the outcomes of these variables could significantly affect the costs and timing associated with the development of our product candidates. For example, if the FDA or another comparable regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required to complete clinical development and obtain regulatory approval of one or more product candidates, or if we experience significant delays in our preclinical studies or clinical trials, we would be required to expend significant additional financial resources and time to advance and complete clinical development. We may never obtain regulatory approval for any of our product candidates.

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

Pursuant to the Business Combination Agreement closing, Helix II Merger Sub, Inc., a wholly owned subsidiary of Helix, merged with and into Legacy BBOT, with Legacy BBOT surviving the merger as a wholly-owned subsidiary of Helix (“Merger”). In connection with the Merger, Helix changed its name to BridgeBio Oncology Therapeutics, Inc. and redomiciled as a Delaware corporation (“de-SPAC Transaction”). The de-SPAC Transaction was consummated on August 11, 2025 (“Closing”), and BBOT’s common stock became listed on Nasdaq under the ticker symbol “BBOT”. Prior to the Closing, all references to BBOT are related to the balances and activity of Legacy BBOT. Upon the Closing, BBOT became the successor of Helix and the reporting entity which consolidates the balances and activity of Legacy BBOT.

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

Components of Results of Operations

Revenues

To date, we have not generated any revenue from product candidates under development and do not expect to generate any revenue in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue from product sales in the future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Other Income, Net

Interest Income

Other income consists of interest income earned on our cash equivalents and marketable securities.

Income from Transition Services Agreements

Income from transition services agreements includes income for certain services provided to an unrelated party.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	Change, %
Operating expenses:
Research and development	39,802	20,635	19,167	93%
General and administrative	6,377	2,502	3,875	155%
Total operating expenses	46,179	23,137	23,042	100%
Loss from operations	(46,179)	(23,137)	(23,042)	100%
Other income, net:
Interest income	3,944	1,809	2,135	118%
Income from transition services agreements	223	—	223	100%
Change in fair value of participation right liability	—	(725)	725	(100)%
Other income (expense)	(94)	(2)	(92)	*
Total other income, net	4,073	1,082	2,991	276%
Net loss	$(42,106)	$(22,055)	$(20,051)	91%

* Percentage is not meaningful

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development trials and consumables expenses	$28,848	$13,278	$15,570
Payroll and personnel expenses	9,455	5,561	3,894
Facilities and other expenses	1,499	1,796	(297)
Total research and development	$39,802	$20,635	$19,167

Research and development expenses increased by $19.2 million or 93%, from $20.6 million for the three months ended March 31, 2025, to $39.8 million for the three months ended March 31, 2026. The changes in research and development expenses include the following key drivers:

•
a $15.6 million increase in research and development trials and consumables expenses pertaining to increases in clinical trial expenses and manufacturing expenses for BBO-8520, BBO-10203 and BBO-11818,
•
a $3.9 million increase in our payroll and personnel expenses primarily due to headcount expansion, and
•
a $0.3 million decrease in facilities and other expenses as a result of reduced professional fees and consulting costs from related parties attributable to the winding down of activities under the transition services agreement with BridgoBio Pharma.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million or $155%, from $2.5 million for the three months ended March 31, 2025, to $6.4 million for the three months ended March 31, 2026. The changes in our general and administrative expenses were driven by the following key drivers:

•
a $3.0 million increase in payroll and personnel-related expenses which reflects increased headcount as a result of our standalone operations after the de-SPAC Transaction, and
•
a $0.9 million increase in professional and consultant fees, insurance and taxes, and facilities costs due to the growth and establishment of our operations as a public company.

Interest Income

Interest income increased by $2.1 million, from $1.8 million for the three months ended March 31, 2025, to $3.9 million for the three months ended March 31, 2026. Interest income was higher during the first quarter of 2026 due to interest earnings on our cash, cash equivalents, and marketable securities portfolio which includes the proceeds from the de-SPAC Transaction and PIPE Financing completed in August 2025.

Income from Transition Services Agreements

Other income of $0.2 million for the three months ended March 31, 2026 was related to a transition services agreement with an unrelated party. There was no income from transition services agreements during the three months ended March 31, 2025.

Change in Fair Value of Participation Right Liability

No change in fair value of participation right liability was recorded for the three months ended March 31, 2026 because the participation right was settled in full in April 2025. The change in fair value of participation right liability of $0.7 million for the three months ended March 31, 2025 represents the increase in the estimated fair value per share of the underlying Legacy BBOT Series B redeemable convertible preferred stock relative to the fixed price per share granted to UCSF in connection with the participation right. The participation right was settled in full in April 2025, and there were no subsequent changes in fair value of the associated liability.

Liquidity, Going Concern, and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2026, we incurred a net loss of $42.1 million and had an accumulated deficit of $398.7 million as of March 31, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million.

In January 2017, we issued to BridgeBio Pharma 800,061 shares of Series Seed redeemable convertible preferred stock in a single closing at $1.2508 per share for gross cash proceeds of $1.0 million. Between May 2017 and April 2024, we issued to BridgeBio Pharma 10,929,005 shares of Series A redeemable convertible preferred stock (“Series A”) at $11.2467 per share for gross cash proceeds of $122.9 million and 2,072,629 shares of the Series A at $11.2467 per share in exchange for the settlement of related party payables of $23.3 million. In April 2024, we received $175.0 million in gross cash proceeds from the issuance of 19,761,881 shares of Series B at $8.8554 per share. In May 2024, we received $25.0 million in gross cash proceeds through the issuance of 2,823,126 shares of Series B at $8.8554 per share. In March 2025, UCSF elected to exercise the Participation Right. We settled the Participation Right in April 2025 through the issuance of 2,509,446 shares of the Series B for $22.2 million of cash proceeds.

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

We estimate that the existing cash, cash equivalents, and marketable securities of $388.9 million as of March 31, 2026 will be sufficient to meet the our cash requirements for at least twelve months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2026 included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change due to many factors currently unknown to management. We could exhaust our available capital resources sooner than management expects.

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

Cash Flows

Overview of Cash Flows

We have historically financed our operations primarily through the sale of equity securities. The de-SPAC Transaction executed in August 2025 represents a major financing event for our business generating cash inflows from the reverse recapitalization and the associated PIPE Financing. We utilized the proceeds from these financing transactions to finance our operations during the three months ended March 31, 2026 and anticipate to continue doing so in the future to facilitate the development of our product candidates.

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

Cash Flow Comparison for the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows during the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(35,917)	$(19,599)	$(16,318)
Net cash (used in) provided by investing activities	(285,407)	15,368	(300,775)
Net cash provided by (used in) financing activities	295	(404)	699
Net decrease in cash, cash equivalents, and restricted cash	$(321,029)	$(4,635)	$(316,394)

Net Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was 35.9 million. This amount consisted of our net loss of $42.1 million, adjusted for a change in net operating assets and liabilities of $2.2 million, and further reduced by non-cash charges of 4.0 million. Our non-cash adjustments primarily consisted of $3.9 million in stock-based compensation, $0.1 million in depreciation, and $0.1 million in amortization of right-of-use assets, partially offset by $0.1 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to increases in our liabilities, including a $10.7 million increase in accounts payable, a $0.9 million increase in accrued professional services, a $0.4 million in net balance due to and from related parties, and $0.3 million in other accrued liabilities, as well as an increase of $1.3 million in other non-current assets. These changes were partially offset by a decreases of $7.5 million in prepaid expenses, $3.7 million in accrued compensation and benefits and $0.1 million in operating lease liabilities.

Net cash used in operating activities for the three months ended March 31, 2025 was $19.6 million. This amount consisted of our net loss of $22.1 million, adjusted for a change in net operating assets and liabilities of $1.5 million, and further reduced by non-cash charges of $1.0 million. Our non-cash adjustments primarily included $0.7 million for losses from changes in the fair value of the participation right liability, $0.6 million in stock-based compensation, and $0.1 million in depreciation, partially offset by $0.4 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to a $2.3 million increase in accrued research and development liabilities, a $0.5 million increase in accounts payable, and $0.2 million in accrued professional services, and an increase of $0.3 million in prepaid expenses and other current assets. These changes were partially offset by a decrease of $2.0 million in accrued compensation and benefits.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $285.4 million, which consisted of $26.3 million in cash inflows from maturities of marketable securities, offset by $311.6 million in cash outflows from purchases of marketable securities. The proceeds from the de-SPAC Transaction and were primarily invested in cash equivalents and short-term marketable securities as of December 31, 2025, but were reallocated to investments in short and long-term marketable securities as of March 31, 2026. This resulted in significant cash flows from investing activities for the three months ended March 31, 2026 as a result of purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2025, was $15.4 million, which consisted of $40.0 million in cash inflows from maturities of marketable securities, offset by $24.4 million in cash outflows from purchases of marketable securities and $0.2 million in purchases of property and equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $0.3 million for the three months ended March 31, 2026 included $0.4 million in proceeds from option exercises, offset by $0.1 million in payments of deferred transaction costs.

Net cash used in financing activities of $0.4 million for the three months ended March 31, 2025 which was comprised of payments of deferred transaction costs.

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

Under the UCSF License, UCSF received the right, but not an obligation, to purchase up to 10% of the securities in any offering on the same terms as other investors, which survived the termination of the UCSF License (“Participation Right”). Because UCSF was not notified of the Legacy BBOT Series B Financing at the time it was completed in 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of Series B at the original issue price of $8.8554 per share. In April 2025, we settled the Participation Right in full by issuing of 2,509,446 Series B shares for cash proceeds of $22.2 million, and it was no longer outstanding as of December 31, 2025.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, we entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, we entered into a license agreement (“Initial Leidos License”), under which BBOT was granted certain worldwide exclusive licenses to use the licensed compounds related to its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. BBOT and Leidos subsequently entered into three additional license agreements (“Additional Leidos Licenses”), including two related to KRAS G12C inhibitor and P13Ka breaker compounds that were executed in August 2022, and one related to the PanKRAS inhibitor executed in December 2023. The Leidos CRADA, the Initial Leidos License, and the Additional Leidos Licenses are referred to as the “Leidos Agreements.” In December 2025, we executed an amendment to extend the expiration date of the Leidos CRADA by nine months to September 2026. In December 2025, the Leidos Agreements were amended to introduce an additional $1.5 million in contribution funding payments.

Under the Additional Leidos Licenses, BBOT incurred initial upfront fees of $1.8 million and we are required to pay Leidos certain annual license maintenance fees and royalties on net sales for such licensed compounds. As of March 31, 2026, we are obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of March 31, 2026 and December 31, 2025, we recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which is included in the accrued research and development liabilities in the condensed consolidated balance sheets. In connection with our arrangements with Leidos, we recognized research and development expenses of $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, BBOT entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’ high-performance computing machines. BBOT and LLNS executed five subsequent amendments to the LLNS CRADA between December 2019 and November 2025 to clarify the scope and provide for term extensions. In July 2022, BBOT entered into an exclusive patent license agreement for KRAS G12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for oncology indications. In July 2025, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for non-oncology indications. These four agreements are collectively referred to as the LLNS Agreements. In November 2025, BBOT and LLNS executed three separate amendments to the existing agreements for Pan KRAS inhibitors, PI3Kα breakers, and KRAS G12C inhibitors. These amendments were made to include new patent applications within the scope of patent rights. In November 2025, BBOT and LLNS executed an amendment to extend the LLNS CRADA expiration date by six months to June 2026. In January 2026, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date another twelve months until June 2027 and included additional estimated funding contributions of $5.0 million to be paid by the Company over the remaining term.

Upon execution of the LLNS Agreements, we paid an initial upfront cash fee of $0.2 million. In addition, under the terms of the LLNS Agreements, we are required to pay LLNS certain annual license maintenance fees and royalties to LLNS on net sales for such licensed compounds. As of March 31, 2026, we are required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

During the three months ended March 31, 2026, no milestones had been achieved and therefore no liabilities were recorded as of March 31, 2026 on the condensed consolidated balance sheets. BBOT recognized research and development expenses of $0.3 million for the three months ended March 31, 2025 in connection with the LLNS Agreements.

As of March 31, 2026, we did not have any off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as revenues, if any, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 of our condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies” to our condensed consolidated financial statements, which are included in this Quarterly Report, for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer), and our Chief Operating Officer (who serves as our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, we completed the implementation of a new enterprise resource planning ("ERP") system and as a result, modified the design of certain existing internal controls, as well as implemented new controls and procedures impacted by the implementation of the new ERP system. Except for the implementation of the new ERP system, there were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed below, as of the date of this Form 10-Q, we are not currently a party to any material legal proceedings. From time to time, in the ordinary course of business, we may become involved in legal proceedings. Regardless of the outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Summary of Risk Factors

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
•
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
•
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

BBOT incurred significant net losses in each reporting period since its inception, has not generated any revenue to date and has financed its operations principally through private placements of securities. BBOT’s net losses were $42.1 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively, and $134.0 million and $74.3 million for the years ended December 31, 2025 and 2024, respectively. As of March 31, 2026, BBOT had an accumulated deficit of $398.7 million. BBOT has not yet completed any clinical trials. As a result, BBOT expects that it will be several years, if ever, before BBOT generates revenue from product sales. Even if BBOT succeeds in receiving marketing approval for and commercializing one or more product candidates, BBOT expects that it will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

BBOT estimates that its existing cash, cash equivalents, short-term marketable securities, and long-term marketable securities as of the date of this report will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into 2028.

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

Before obtaining marketing approval from the FDA of BBO-8520, BBO-10203, BBO-11818 or of any other future product candidate in any indication, BBOT must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, BBOT expects to rely in part on preclinical, clinical and quality data generated by BBOT’s CROs and other third parties for regulatory submissions for BBOT’s product candidates. While BBOT has agreements governing these third parties’ services, BBOT has limited influence over their actual performance. If these third parties do not make data available to BBOT, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to BBOT’s agreements with them, BBOT’s development programs may be significantly delayed and BBOT may need to conduct additional studies or collect additional data independently. In either case, BBOT’s development costs would increase. BBOT is currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of BBOT’s future product candidates.

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

BBOT has disclosed interim preliminary or topline data from its clinical trials and expects to continue to make such disclosures in the future. These interim updates are anticipated to be based on preliminary analyses of then-available data, and the results and related findings and conclusions may be subject to change following a more comprehensive review of the data related to the particular study or trial. For example, BBOT may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. BBOT also makes assumptions, estimations, calculations and conclusions as part of its analyses of data, and BBOT may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that BBOT reports may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, BBOT may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm BBOT’s business and prospects. Further, additional disclosure of interim, preliminary or topline data by BBOT or by its competitors in the future could result in volatility in the price of BBOT’s common stock.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (“REMS”), if any, which may not be required of alternative treatments and competitor products;
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

BBOT has conducted and intends to continue conducting certain of its clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements.

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

Further, BBOT could face heightened risks with respect to obtaining marketing authorization in the United Kingdom (“U.K.”) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the U.K. is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in the U.K., however, new legislation such as the EU Clinical Trials Regulation is not applicable in the U.K. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, (“MHRA”), is the UK's standalone medicines and medical devices regulator. Since January 1, 2025, under the Windsor Framework, the MHRA regulates medicines through UK-wide marketing authorizations, including for Northern Ireland. As a result, BBOT will be required to obtain separate authorizations in order to market its product candidates in the U.K. and EU.

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

Any regulatory approvals that BBOT may receive for its product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve BBOT’s product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve BBOT’s product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for BBOT’s product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices ("cGMP") and GCP for any clinical trials that BBOT conducts post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, competent authorities of the EU Member States and other regulatory authorities for compliance with cGMP regulations and standards. If BBOT or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or BBOT, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject BBOT to administrative or judicially imposed sanctions, including:

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

The FDA, competent authorities of the EU Member States and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

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

In the EU, BBOT may seek support under the EMA's PRIME scheme for some of its product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME aims to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing authorization applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria with respect to its potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a rapporteur from CHMP to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. BBOT may apply for support under the PRIME scheme for some of its product candidates and it may not be granted. Even if BBOT receives PRIME designation for any of its product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

In February 2026, the Consolidated Appropriations Act of 2026 codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such designated rare disease or condition.” This change, which applies retroactively, authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants, and ties orphan exclusivity to the indication for which the orphan drug was ultimately approved. The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including most-favored nations (“MFN”) proposals such as GLOBE, GUARD, and GENEROUS, bundled payment models, or other drug pricing reforms. The current administration has published significant tariffs on certain pharmaceutical products and ingredients, effective in mid-2026, that have not negotiated with the administration to adopt pricing policies such as MFN pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which BBOT is able to obtain marketing approval. Any arrangements BBOT has with healthcare providers, third-party payors and customers will subject BBOT to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which BBOT conducts clinical research, markets, sells and distributes any products for which BBOT obtains marketing approval. These include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
federal civil and criminal false claims laws, including the FCA and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for, among other things, executing, or attempting to execute, a scheme or making materially false statements in connection with the delivery of or payment for health care benefits regardless of the payor (e.g., public or private), items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
•
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
•
U.S. federal and state laws government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. BBOT’s failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

BBOT’s business activities may be subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti- bribery and anti-corruption laws of other countries in which BBOT operates, as well as U.S. and certain foreign export controls, economic sanctions, import, and trade and national security laws and regulations. Compliance with these legal requirements could limit BBOT’s ability to compete in foreign markets and subject BBOT to liability if BBOT violates them.

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

BBOT is highly dependent on the principal members of its management and scientific and medical staff. If BBOT does not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect BBOT’s ability to execute its business plan and harm its operating results. In particular, the loss of one or more of BBOT’s executive officers could be detrimental if BBOT cannot recruit suitable replacements in a timely manner. In April 2026, BBOT announced certain changes to its management team, including the appointment of Pedro J. Beltran, who succeeded Eli Wallace as BBOT’s President and Chief Executive Officer and the appointment of Idan Elmelech as BBOT’s Chief Operating Officer, effective April 20, 2026. Neil Kumar was also appointed as the Executive Chairman of BBOT’s board of directors, effective April 20, 2026. And, on April 21, 2026, Uneek Mehra, BBOT’s Chief Financial Officer departed from his roles as principal financial officer and principal accounting officer of BBOT, and his last day with BBOT was on April 30, 2026. Effective April 21, 2026, BBOT appointed Mr. Elmelech as its principal financial officer and Marc Cobo, who is BBOT’s Vice President of Finance and Controller, as its principal accounting officer.

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

As of March 31, 2026, BBOT had 106 full-time employees, upon whom BBOT relies for various administrative, research and development, and other services. The small size of BBOT’s team may limit BBOT’s ability to devote adequate personnel, time, and resources to support BBOT’s operations or research and development activities, and the management of financial, accounting, and reporting matters. If BBOT’s team fails to provide adequate administrative, research and development, or other services across BBOT’s organization, its business, financial condition, and results of operations could be harmed.

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

BBOT's updating of its business systems could result in implementation issues and business disruptions

We have, and will continue to, update and consolidate systems and automate processes across many parts of its business, using a variety of systems, including the implementation of new enterprise resource planning (“ERP”) software. Specifically, BBOT has implemented a new ERP system as of January 1, 2026. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is highly complex and success requires addressing a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed reporting, billing errors, and accounting errors.

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

Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If BBOT develops or uses AI systems that are governed by the these laws or regulations, including as informed by regulatory guidance, BBOT will need to meet higher standards of data quality, transparency, and human oversight, and BBOT would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. BBOT may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

Holders of 5% or more of BBOT’s capital stock and their respective affiliates collectively beneficially own in excess of 50% of our outstanding Common Stock. In addition, several of BBOT’s directors, including Frank McCormick, Michelle Doig, Neil Kumar, Raymond Kelleher and Bihua Chen are affiliated with certain of our large stockholders. Additionally, Dr. Kumar, the Chief Executive Officer of BridgeBio Pharma, was appointed as our Executive Chairman in April 2026. BBOT’s principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of the Company’s Charter and Bylaws or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for the Company’s common stock that investors may feel are in their best interest as one of the Company’s stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Common Stock.

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

As a public company, BBOT is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that BBOT evaluate and determine the effectiveness of its internal control over financial reporting. This assessment needs to include the disclosure of any material weaknesses in such internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis

In connection with the preparation and audit of BBOT’s financial statements for the years ended December 31, 2024 and 2023, BBOT’s management identified a material weakness in BBOT’s internal control over financial reporting related to a lack of sufficient full-time personnel.

During 2025, BBOT identified and implemented remedial measures to address the control deficiencies that led to the material weakness and determined that our internal controls over financial reporting were effective as of December 31, 2025.

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

Incorrect estimates, including those related to the size of BBOT’s addressable patient populations and markets, or assumptions by management in connection with the preparation of BBOT’s condensed consolidated financial statements could adversely affect BBOT’s reported assets, liabilities or expenses.

BBOT’s projections of both the number of people who have the diseases its product candidates are targeting, as well as the subset of people with such disease who have the potential to benefit from treatment with any of BBOT’s product candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if BBOT’s product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with RAS-dependent cancers may turn out to be lower than expected, patients may not be otherwise amenable to treatment with BBOT’s products, or new patients may become increasingly difficult to identify or gain access to. BBOT may not be successful in its efforts to identify additional product candidates. Assumptions made by management in connection with the preparation of BBOT’s condensed consolidated financial statements could adversely affect BBOT’s reported assets, liabilities or expenses if BBOT’s estimates of the addressable patient populations and markets are incorrect.

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

For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, the current administration has imposed new tariffs under different authorities and President Trump has stated that he intends to use additional authorities to effect historically elevated tariffs. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, remains unclear. Moreover, the United States has published special tariffs on certain imported pharmaceutical products, which the administration has scheduled to take effect in mid-2026. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, Helix was a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of financial statements.

Following the Closing of the Business Combination, the Company has determined it remains a smaller reporting company. The Company may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that its voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of the Company’s second fiscal quarter, or its annual revenues are less than $100 million during the most recently completed fiscal year and its voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of its second fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1*†	Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025.
2.2*	Amendment No. 1 to Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix Merger Sub, Inc., dated as of June 17, 2025.
3.1	BridgeBio Oncology Therapeutics, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
3.2	BridgeBio Oncology Therapeutics, Inc. Bylaws (incorporated by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
4.1	Specimen Common Stock Certificate of BridgeBio Oncology Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 in the Registrant’s proxy statement/prospectus filed on July 9, 2025).
10.1#*

Stevenson-Wydler (15 USC 3710a) Cooperative Research and Development Agreement, dated May 22, 2018, by and between Lawrence Livermore National Security, LLC (the “LLNS”) and BBOT, as amended by Amendment No. 1 dated December 2, 2019, as further amended by Amendment No. 2 dated May 21, 2021, as further amended by Amendment No. 3 dated as of June 22, 2022, as further amended by Amendment No. 4 dated as of December 21, 2023, as further amended by Amendment No. 5, dated as of May 20, 2025, as further amended by Amendment No. 6 dated as of February 5, 2026.

10.2#*

Cooperative Research and Development Agreement, dated March 3, 2017, between Frederick National Laboratory for Cancer Research (FNLCR) Operated by Leidos Biomedical Research, Inc. and the Registrant, as amended by Amendment No. 1 dated January 19, 2018, as further amended by Amendment No. 2 dated January 2, 2019, as further amended by Amendment No. 3 dated November 14, 2019, as further amended by Amendment No. 4 dated January 13, 2020, as further amended by Amendment No. 5 dated September 22, 2021, as further amended by Amendment No. 6 dated March 27, 2023, as further amended by Amendment No. 7 dated August 20, 2024, as further amended by Amendment No. 8 dated September 2, 2025, as further amended by Amendment No. 9 dated December 3, 2025.

10.3*	Amendment No. 8 to Transition Services Agreement, by and among TheRas, Inc., BridgeBio Services, Inc., BridgeBio Oncology Therapeutics, Inc. and BridgeBio Pharma LLC as of April 29, 2026.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
19.1*	Insider Trading Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

BRIDGEBIO ONCOLOGY THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Pedro J. Beltran
Pedro J. Beltran, Ph.D.
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Idan Elmelech
Idan Elmelech
Chief Operating and Principal Financial Officer