Form 10-Q
period 2026-06-30
BridgeBio Oncology Therapeutics, Inc.
filed 2026-08-11
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 80,174,267 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,063	$373,687
Short-term marketable securities	171,648	51,773
Receivables from related parties	661	386
Prepaid expenses and other current assets	16,006	6,550
Total current assets	242,378	432,396
Long-term marketable securities	118,419	—
Property and equipment, net	878	956
Operating lease right-of-use asset	2,104	2,330
Other non-current assets	12,795	12,567
Restricted cash	132	132
Total assets	$376,706	$448,381
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,728	$1,374
Accrued compensation and benefits	4,387	5,746
Accrued research and development liabilities	36,841	25,951
Accrued professional services	1,943	674
Payables to related parties	986	534
Operating lease liability, current	554	522
Other accrued liabilities	195	240
Total current liabilities	51,634	35,041
Operating lease liability, noncurrent	1,960	2,244
Total liabilities	53,594	37,285
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2026 or December 31, 2025	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 or December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 80,115,002 and 79,991,768 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	779,190	767,639
Accumulated deficit	(455,127)	(356,567)
Accumulated other comprehensive income (loss)	(959)	16
Total stockholders’ equity	323,112	411,096
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$376,706	$448,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development(1)	$49,225	$27,438	$89,027	$48,073
General and administrative(2)	10,962	2,655	17,339	5,157
Total operating expenses	60,187	30,093	106,366	53,230
Loss from operations	(60,187)	(30,093)	(106,366)	(53,230)
Other income, net:
Interest income	3,551	1,666	7,495	3,475
Income from transition services agreements	196	—	419	—
Change in fair value of participation right liability	—	—	—	(725)
Other income (expense)	(14)	(8)	(108)	(10)
Total other income, net	3,733	1,658	7,806	2,740
Net loss	$(56,454)	$(28,435)	$(98,560)	$(50,490)
Net loss per share attributable to common stockholders, basic and diluted	$(705.20)	$(566.46)	$(1,230.89)	$(1,168.26)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,054	50,198	80,072	43,218

(1)
Research and development expenses include related party amounts of $231 and $174 for the three months ended June 30, 2026 and 2025, respectively, and $373 and $438 for the six months ended June 30, 2026 and 2025, respectively.
(2)
General and administrative expenses include related party amounts of $39 and $201 for the three months ended June 30, 2026 and 2025, respectively, and $79 and $370 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive loss, net of tax:
Net loss	$(56,454)	$(28,435)	$(98,560)	$(50,490)
Unrealized gain (loss) on marketable securities	22	(140)	(975)	(297)
Comprehensive loss	$(56,432)	$(28,575)	$(99,535)	$(50,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance as of December 31, 2025	—	$—	79,991,768	$8	$767,639	$(356,567)	$16	$411,096
Exercise of common stock options for cash	—	—	97,163	—	416	—	—	416
Stock-based compensation	—	—	—	—	3,871	—	—	3,871
Unrealized loss on marketable securities	—	—	—	—	—	—	(997)	(997)
Net loss	—	—	—	—	—	(42,106)	—	(42,106)
Balance as of March 31, 2026	—	$—	80,088,931	$8	$771,926	$(398,673)	$(981)	$372,280
Exercise of common stock options for cash	—	—	8,719	—	37	—	—	37
Vesting of restricted stock units	—	—	17,352	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,227	—	—	7,227
Unrealized gain on marketable securities	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(56,454)	—	(56,454)
Balance as of June 30, 2026	—	$—	80,115,002	$8	$779,190	$(455,127)	$(959)	$323,112

Balance as of December 31, 2024	36,386,702	$323,358	28,415	$—	$43,538	$(222,523)	$348	$(178,637)
Conversion of Series B redeemable convertible preferred stock into common stock	(21,783)	(189)	21,783	—	189	—	—	189
Stock-based compensation	—	—	—	—	627	—	—	627
Unrealized loss on marketable securities	—	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(22,055)	—	(22,055)
Balance as of March 31, 2025	36,364,919	$323,169	50,198	$—	$44,354	$(244,578)	$191	$(200,033)
Issuance of Series B redeemable convertible preferred stock for cash consideration and settlement of participation right liability	2,509,446	26,052	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	875	—	—	875
Unrealized loss on marketable securities	—	—	—	—	—	—	(140)	(140)
Net loss	—	—	—	—	—	(28,435)	—	(28,435)
Balance as of June 30, 2025	38,874,365	$349,221	50,198	$—	$45,229	$(273,013)	$51	$(227,733)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(98,560)	$(50,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	150	123
Stock-based compensation	11,098	1,502
Change in fair value of participation right liability	—	725
Net accretion of premiums and discounts on marketable securities	331	(797)
Amortization of right-of-use assets	227	112
Other non-cash adjustments, net	7	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,456)	(2,656)
Other non-current assets	(228)	(341)
Accounts payable	5,355	(1,514)
Accrued compensation and benefits	(1,360)	(1,082)
Accrued research and development liabilities	10,890	11,526
Accrued professional services	1,389	311
Operating lease liabilities	(252)	21
Other accrued liabilities	(45)	(85)
Balances due to and from related parties	176	(247)
Net cash used in operating activities	(80,278)	(42,892)
Investing activities
Maturities and sales of marketable securities	79,575	83,818
Purchases of marketable securities	(319,182)	(58,418)
Purchases of property and equipment	(71)	(393)
Net cash (used in) provided by investing activities	(239,678)	25,007
Financing activities
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	22,222
Payment of deferred transaction costs	(121)	(3,670)
Exercise of common stock options for cash	453	—
Net cash provided by financing activities	332	18,552
Net decrease in cash, cash equivalents, and restricted cash	(319,624)	667
Cash, cash equivalents, and restricted cash at beginning of period	373,819	30,983
Cash, cash equivalents, and restricted cash at end of period	$54,195	$31,650
Supplemental disclosures of non-cash investing and financing activities:
Settlement of participation right liability upon issuance of Series B redeemable convertible preferred stock	$—	$3,830
Right-of-use asset recognized in exchange for operating lease liabilities	$—	$2,706
Deferred de-SPAC transaction costs included in accrued professional services and other accrued liabilities	$—	$1,312
Unpaid property and equipment included in accounts payable and other accrued liabilities	$—	$140

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

These condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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

Liquidity

Since its inception through June 30, 2026, the Company has incurred net losses. As of June 30, 2026, the Company had an accumulated deficit of $455.1 million and incurred net losses of $56.5 million and $28.4 million during the three months ended June 30, 2026 and June 30, 2025, respectively and $98.6 million and $50.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had a balance of cash, cash equivalents, and marketable securities of $344.1 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, marketable securities, and restricted cash are financial instruments that subject us to significant concentrations of credit risk. These financial instruments are held in financial institutions in the United States. At times, the amounts on deposit may exceed federally insured limits. We believe that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to the amounts deposited. The Company has not experienced any credit losses associated with its balances in such accounts through June 30, 2026.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2026, cash and cash equivalents consisted of money market funds. As of December 31, 2025, cash and cash equivalents consisted of money market funds and commercial paper. Restricted cash represented security deposits in the form of a letter of credit issued in connection with the Company’s lease agreement. The cash, cash equivalents, and restricted cash balance included the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$460	$624
Cash equivalents	53,603	373,063
Restricted cash	132	132
Total cash, cash equivalents, and restricted cash	$54,195	$373,819

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed consolidated balance sheets, and are considered available-for-sale. The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments, unless intended to fund current operations.

Our available for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity until realized. Realized gains and losses are calculated using the specific identification method and recorded as other income (expense) in the condensed consolidated statement of operations.

The Company reports the accrued interest receivable as a component of prepaid and other assets on its condensed consolidated balance sheet, which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and instead writes it off if an issuer defaults or is expected to default on payments.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income or loss. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, changes in interest rates, market conditions, changes to the underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses and any subsequent improvements are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income or loss. No allowance for credit losses has been recorded as of June 30, 2026 or December 31, 2025.

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

Leases

The Company determines if an arrangement contains a lease at inception and the classification of the lease on the commencement date. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The Company determines whether leases meet the classification criteria of a finance or operating lease considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2026, our lease population consisted primarily of real estate operating leases. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. Right-of-use assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. Lease incentives are included in the calculation of lease liability as of the commencement date to the extent it is probable that the Company will utilize them.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the asset’s estimated useful life. Our property and equipment consist of purchased software with an estimated useful life of 3 years, lab equipment with an estimated useful life of 5 years and leasehold improvements amortized over the shorter of 5 years or the remaining lease term. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Depreciation expense for property and equipment was $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to the future net undiscounted cash flows the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment charges related to long-lived assets have been recorded during the three and six months ended June 30, 2026 and 2025.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development trials and consumables expenses	$37,528	$20,008	$66,376	$33,286
Payroll and personnel expenses	9,634	5,989	19,089	11,550
Facilities and other expenses	2,063	1,441	3,562	3,237
Total research and development	$49,225	$27,438	$89,027	$48,073

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

Subsequent to April 30, 2024, the Company continued its relationship with various BridgeBio Pharma entities, which remain related parties. While the nature of these interactions shifted from centralized cash management to services provided under the transition services agreement, the resulting receivables and payables are reported separately as current assets or liabilities in the condensed consolidated balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, costs associated with laboratory supplies, preclinical studies, clinical trials, and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

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
•
Fees paid to contract manufacturing organizations in connection with the production of investigational product and clinical trial materials; and
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

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. The costs allocated to acquire in-process research and development (“IPR&D”) with no alternative future use are expensed as research and development as of the asset acquisition date. Contingent consideration payments for asset acquisitions include development, regulatory, and sales-based milestone payments due upon the occurrence of a specific event. Contingent payments are recognized when the milestone is met unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the cost of the asset acquired. None of the contingent payments represented a derivative through June 30, 2026. Upon recognition of the contingent consideration payment, the amount is expensed as research and development expense if it relates to IPR&D with no alternative future use or capitalized if it relates to a developed product, which is generally when clinical trials have been completed and regulatory approval obtained.

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

Stock-based compensation includes expenses related to common stock options and restricted stock units granted by the Company. The associated stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures of share-based awards are accounted for as they occur. The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model, which requires certain assumptions further discussed below:

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

Accrued Milestone Compensation Arrangements

Historically we have had performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled upon achievement of certain contingent milestones in the form of (1) cash, (2) equity of BridgeBio Pharma, or (3) cash or equity of BridgeBio Pharma or the Company at the issuer’s sole election. No performance milestone awards that may be settled in the Company’s shares or related liabilities were outstanding as of June 30, 2026 or December 31, 2025.

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

Participation Right Liability

The Company’s participation right liability represented the right granted to a third party to potentially participate in future Series B offerings at a fixed price of $8.8554 per share. The participation right was a freestanding instrument substantially similar to a written call option on the Series B shares that may be redeemed outside of the Company’s control. As such, the Company classified the participation right as a liability, remeasured at fair value, until its full exercise and settlement, which occurred in April 2025. Changes in the fair value of the participation right liability are presented separately in the condensed consolidated statements of operations during the six months ended June 30, 2025. On the settlement date, in April 2025, the participation right liability was remeasured to the intrinsic value of the shares issued and reclassified to temporary equity.

Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2026 or 2025.

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

Net Loss per Share Attributable to Common Stockholders

Prior to the Closing of the de-SPAC Transaction, the Company applied the two-class method to compute net loss per share, as it had issued redeemable convertible preferred stock that met the definition of participating securities. The two-class method required income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Upon the de-SPAC Transaction, the outstanding redeemable convertible preferred stock was converted into common stock, and the two-class method is no longer applicable.

At the Closing, each outstanding share of Legacy BBOT common stock was exchanged for shares of BBOT common stock based on a ratio of approximately 0.0889 (“Consideration Ratio”). For periods prior to the Closing, the reported share and per share information has been retroactively adjusted to reflect the Consideration Ratio (refer to Note 3).

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effect of potentially dilutive common shares, including stock options and other equity-linked instruments. Potentially dilutive common shares are not assumed to be issued if their effect is anti-dilutive. As such, in periods in which the Company reported a net loss, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities were anti-dilutive.

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

3. PIPE Financing and de-SPAC Transaction

Immediately prior to the de-SPAC Transaction described in Note 1, Helix issued and sold to investors in the PIPE Financing 24,343,711 shares of its common stock for gross proceeds of $260.9 million. In connection with the de-SPAC Transaction, Helix redomiciled as a Delaware corporation and de-registered from the Register of Companies in the Cayman Islands, and Legacy BBOT became a wholly-owned subsidiary of Helix. As a result, BBOT, as the combined company, received $112.3 million in net proceeds from the Trust account previously held by Helix. The Company incurred total transaction costs of $12.4 million consisting of legal, accounting, and other professional fees during the year ended December 31, 2025, all of which had been paid as of March 31, 2026. The Company’s total de-SPAC Transaction costs were recorded to additional paid-in capital as a reduction of the deemed proceeds from the PIPE Financing and the Trust Account.

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

4. Fair Value Measurements and Disclosures

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,603	$—	$—	$53,603
Total cash equivalents	53,603	—	—	53,603
Short-term marketable securities:
Treasury bills	—	8,000	—	8,000
Commercial paper	—	10,300	—	10,300
Corporate debt securities	—	147,124	—	147,124
Certificates of deposit	—	6,224	—	6,224
Total short-term marketable securities	—	171,648	—	171,648
Long-term marketable securities:
Treasury bills	—	2,900	—	2,900
Corporate debt securities	—	115,519	—	115,519
Total long-term marketable securities	—	118,419	—	118,419
Total marketable securities	—	290,067	—	290,067
Total assets	$53,603	$290,067	$—	$343,670

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$366,348	$—	$—	$366,348
Commercial paper	—	5,484	—	5,484
Total cash equivalents	366,348	5,484	—	371,832
Short-term marketable securities:
Commercial paper	—	7,313	—	7,313
Corporate debt securities	—	44,460	—	44,460
Total short-term marketable securities	—	51,773	—	51,773
Total assets	$366,348	$57,257	$—	$423,605

Money market funds and short-term "on-the-run" treasuries in cash equivalents, are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value, representing their estimated fair value. The fair value of these marketable securities is based upon observable market inputs obtained from third-party pricing services. The pricing services use industry-standard valuation models and observable inputs, including reported trades, broker-dealer quotes, bids or offers on the same or similar securities issuer, credit spreads, benchmark securities, prepayment and default projections based on historical data, and other observable inputs.

The Company's participation right liability was settled in full in April 2025 and was no longer outstanding as of December 31, 2025.

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated (in thousands):

	June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Treasury bills	$8,000	$—	$—	$8,000
Commercial paper	10,321	—	(21)	10,300
Corporate debt securities	147,310	4	(190)	147,124
Certificates of deposit	6,234	—	(10)	6,224
Total short-term marketable securities	171,865	4	(221)	171,648
Long-term marketable securities:
Treasury bills	2,941	—	(41)	2,900
Corporate debt securities	116,220	3	(704)	115,519
Total long-term marketable securities	119,161	3	(745)	118,419
Total marketable securities	$291,026	$7	$(966)	$290,067

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$7,311	$2	$—	$7,313
Corporate debt securities	44,446	18	(4)	44,460
Total short-term marketable securities	$51,757	$20	$(4)	$51,773

There were no unrealized gains or losses on cash equivalents as of June 30, 2026, and December 31, 2025. As of June 30, 2026 and December 31, 2025, some of the Company's marketable securities were in an unrealized loss position. These unrealized losses were attributable to changes in interest rates and geopolitical factors rather than credit deterioration. Higher Treasury yields reflected changing market expectations for Federal Reserve policy, influenced by persistent inflation concerns and geopolitical developments, including energy market disruptions related to the Middle East conflict. These factors increased required market yields, resulting in lower fair values for the Company's fixed-income investments as of June 30, 2026. The Company's investment portfolio consists primarily of investment-grade corporate debt securities, U.S. treasury securities and commercial paper. Management monitors the credit quality of the portfolio on an ongoing basis and evaluates changes in issuer credit ratings, financial condition and payment performance in assessing expected credit losses. The Company does not intend to sell securities, and it is not more likely than not that it will be required to sell them before recovery of amortized cost, so these losses were considered temporary. All marketable securities with unrealized losses as of each balance sheet date had been in a loss position for less than twelve months. The Company invests in high-quality short-term and long-term marketable securities, all of which have maturities under three years and no history of credit deterioration. No allowance for credit losses was recorded as of June 30, 2026 and December 31, 2025.

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

Under the UCSF License, UCSF received a right but not an obligation to purchase up to 10% of securities in any offering on the same terms as other investors (“Participation Right”), which survived the termination of the UCSF License. Because UCSF was not notified of the Series B financing at the time it was completed in May 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of the Series B redeemable convertible preferred stock at the original issue price of $8.8554 per share. In March 2025, UCSF elected to exercise the Participation Right, which was settled in full in April 2025 (refer to Note 8) and was no longer outstanding as of December 31, 2025.

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

Under the Additional Leidos Licenses, the Company previously incurred initial upfront fees of $1.8 million. The Company is required to pay Leidos annual license maintenance fees of $0.5 million, as well as royalties on net sales for such licensed compounds calculated using low single-digit percentages of annual net sales of licensed products. The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. Leidos is also entitled to receive a low double-digit percentage of the sublicensing income received by the Company. As of June 30, 2026, the Company is obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of June 30, 2026 and December 31, 2025, the Company recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which was included in accrued research and development liabilities in the consolidated balance sheet. During the three and six months ended June 30, 2026, no further milestones had been achieved under the Leidos CRADA. The Company recognized research and development expenses of $0.7 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $2.2 million, for the six months ended June 30, 2026 and 2025, respectively, in connection with the Leidos Agreements.

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

Upon execution of the LLNS Agreements, the Company paid initial upfront cash fees of $0.2 million. In addition, under the terms of the LLNS Agreements, the Company is required to pay LLNS certain annual license maintenance fees of $0.1 million and royalties to LLNS on net sales for such licensed compounds. With respect to such royalty obligations, the Company agreed to pay LLNS low single-digit percentage tiered royalties on annual net sales of licensed products, with a minimum royalty requirement ranging between $0.1 million and $0.5 million, depending on the anniversary of the first commercial sale of the products. The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. LLNS is also entitled to receive half of the Company's sublicensing income, capped at $2.0 million per year for each indication. As of June 30, 2026, the Company is required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

During the three and six months ended June 30, 2026, no milestones had been achieved and therefore no liabilities associated with the LLNS CRADA were recorded as of June 30, 2026 or December 31, 2025 on the condensed consolidated balance sheets. The Company recognized research and development expenses of $0.3 million for the six months ended June 30, 2025 in connection with the LLNS Agreements. No material research and development expenses were recognized in connection with this arrangement for the three and six months ended June 30, 2026 or the three months ended June 30, 2025.

6. Income from Transition Services Agreements

In August 2025, we entered into a transition services agreement (“TSA”) with an unrelated party (“TSA Party”) to provide certain services unrelated to our principal operations, which represent the only performance obligation under this arrangement. For the three and six months ended June 30, 2026, the Company recorded $0.2 million and $0.4 million, respectively, in connection with the TSA, which is presented separately as other income from transition services agreements in the condensed consolidated statements of operations. The Company did not record any TSA income for the three and six months ended June 30, 2025.

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

Cash Bonus with Performance Conditions

In May 2024, the Company committed to making a $3.0 million cash payment to an executive contingent upon the consummation of an equity financing, a change in control transaction, an initial public offering, or a reverse merger with a SPAC. The Company recorded a $3.0 million performance cash bonus payment to the executive upon closing of the de-SPAC Transaction, which was paid during the three months ended September 30, 2025. There have been no other cash bonuses with performance conditions recorded or paid during the three and six months ended June 30, 2026.

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

In August 2025, the Company’s outstanding redeemable convertible preferred stock was converted into common stock, immediately before the Closing of the de-SPAC Transaction discussed in Note 3, and therefore there were no redeemable convertible preferred stock shares authorized or outstanding as of June 30, 2026 or December 31, 2025.

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

Dividends

The holders of the redeemable convertible preferred stock were entitled to receive noncumulative dividends at an annual rate of 8.0% of the original issuance price per share of the respective series when declared by the Company’s Board prior and in preference to any dividends on common stock. The holders of the redeemable convertible preferred stock had priority and were entitled to participate in any distributions to the holders of common stock on an as-converted basis. No dividends have been declared or paid by the Company since its inception and through June 30, 2026.

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

Shares Reserved for Issuance

The Company had the following shares reserved for issuance:

	June 30,	December 31,
	2026	2025
Common stock options issued and outstanding	12,600,655	9,035,498
Restricted Stock Units ("RSU"s) unvested and expected to vest	282,400	—
Shares available for issuance under the stock option and incentive plan	748,841	459,417
Shares available for issuance under the employee stock purchase plan	1,808,313	895,607
Shares available for issuance under the inducement plan	948,915	1,046,940
Total	16,389,124	11,437,462

9. Leases

In November 2024, the Company entered into an operating lease for approximately 10,934 square feet of office space in South San Francisco, California for 61 months. The Company has the option to renew for an additional four-year term. The renewal option was not reasonably certain to be exercised by the Company and was excluded from the lease term. The lease commenced in March 2025 and will expire in April 2030. The associated lease costs were not material during the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted average remaining lease term for the Company’s lease was 3.8 years, and the discount rate used was 7.40%.

The following table presents the amortization of the Company’s lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2026 (in thousands):

Fiscal year ended December 31:
2026 (six months)	356
2027	730
2028	755
2029	782
2030	263
Total lease payments	$2,886
Less: imputed interest	(372)
Total operating lease liabilities	$2,514

Short-term lease costs were $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

10. Stock-Based Compensation

Stock-based compensation is included under the following expense categories presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,387	$612	$4,325	$1,052
General and administrative	4,840	263	6,773	450
Total	$7,227	$875	$11,098	$1,502

Common Stock Options Issued and Other Equity-Based Awards Issued by the Company

2016 Equity Incentive Plan

In January 2017, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of stock-based incentive awards, including common stock options and other forms of stock-based compensation. Any cancelled or forfeited awards under the 2016 Plan become available for future issuances. As of June 30, 2026, no shares were reserved for future issuance under the 2016 Plan.

2025 Stock Option and Incentive Plan

In August 2025, the Company adopted the 2025 Stock Option and Incentive Plan (“2025 Plan”). The 2025 Plan provides for the grant of equity and equity-based incentive awards, such as stock options and other forms of stock-based compensation, to officers, employees, directors, and consultants. Any cancelled or forfeited awards under the 2025 Plan become available for future issuances. As of June 30, 2026, there were 748,841 shares available for future grants under the 2025 Plan.

2025 Employee Stock Purchase Plan

In August 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of BBOT’s common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is less. As of June 30, 2026, there were 1,808,313 shares available for future grants under the ESPP.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (“2025 Inducement Plan”) to be used for grants of equity-based awards to individuals who were not previously its employees or directors as an inducement for entry into employment. Any cancelled or forfeited awards under the 2025 Inducement Plan become available for future issuances. As of June 30, 2026, there were 948,915 shares available for future grants under the 2025 Inducement Plan.

Outstanding Common Stock Options

The Company had the following common stock options outstanding:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	9,035,498	$7.79	9.0	$42,771
Granted	5,474,018	9.75
Exercised	(105,882)	4.28
Forfeited and cancelled	(1,802,979)	9.57
Outstanding as of June 30, 2026	12,600,655	$8.42	8.9	$10,619
Exercisable as of June 30, 2026	2,959,771	$6.80	8.0	$5,516

The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying stock options as of each reporting date.

As of June 30, 2026, a total of 1,730,153 common stock options included provisions for accelerated vesting in connection with a qualified change in control of the Company. These instruments included 1,507,214 options, with vesting if the grantee is terminated without cause, as defined in the 2016 Plan, or for good reason, as defined in the grant terms, within 12 months following such a transaction. The remaining 222,939 options vest immediately upon the occurrence of a qualified change in control, excluding events such as an initial public offering or other bona fide financing transactions. The closing of the de-SPAC Transaction described in Note 1 did not constitute a qualified change in control event under these definitions.

The weighted-average grant-date fair value of common stock options granted during the six months ended June 30, 2026 was $6.52 per share. The weighted-average grant-date fair value of common stock options vested and forfeited during the six months ended June 30, 2026 was $4.48 and $6.51 per share, respectively. As of June 30, 2026, there was $55.5 million of unrecognized stock-based compensation related to unvested common stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

The fair value of stock options granted during the six months ended June 30, 2026 and 2025 were estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term, years	5.50 - 6.08	5.66 - 6.08
Expected volatility	70.29% - 74.03%	71.3% - 71.9%
Expected dividends	—	—
Risk-free interest rate	3.8% - 4.2%	3.8%

Extension of Exercise Period

In April 2026, the Company extended the post-termination exercise period of certain vested stock option awards held by former executives. The Company accounted for the extension as a modification of existing awards under ASC Topic 718 and determined the incremental fair value associated with the modification using a Black Scholes option pricing model as of the modification date. The Company recognized incremental stock-based compensation expense of $2.0 million during the three months ended June 30, 2026.

Restricted Stock Units

Activity under the 2025 Plan with respect to the Company’s RSUs during the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	368,470	10.19
Vested and released	(22,983)	10.19
Forfeited and cancelled	(63,087)	10.19
Unvested and expected to vest at June 30, 2026	282,400	$10.19

As of June 30, 2026, there was $2.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.5 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive:

	As of June 30,
	2026	2025
Common stock options issued and outstanding	12,600,655	4,094,802
Unvested RSUs of common stock	282,400	—
Redeemable convertible preferred stock on an as-converted into common stock basis	—	38,874,375
Total	12,883,055	42,969,177

12. Related Party Transactions

Redeemable Convertible Preferred Stock

All shares of the Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock of Legacy BBOT were issued to BridgeBio Pharma and became common stock of the Company upon the Closing of the de-SPAC Transaction.

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

Collaborative Arrangement with Related Party

In July 2025, the Company executed a research and collaboration agreement (“RCA”) with a related party (“RCA Party”) to grant a license over its intellectual property with respect to the new indication being developed by the RCA Party (“RCA License”) and perform certain research and development activities (“RCA Service”) intended to achieve an acceptance of an investigational new drug application that will be owned and further developed by the RCA Party. During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.7 million, respectively, in connection with the RCA, which is included as a reduction to research and development expenses in the condensed consolidated statement of operations.

Related Party Income and Expenses

During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.4 million, respectively, in research and development expenses, and nil and $0.1 million in general and administrative expenses for the three and six months ended June 30, 2026 for services provided by BridgeBio Pharma under the transition services agreement and related amendments.

During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.4 million, respectively, in research and development expenses, and $0.2 million and $0.4 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma under the transition services agreement.

No related party income from transition services agreements was recognized during the three and six months ended June 30, 2026 or 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations of BridgeBio Oncology Therapeutics, Inc. (“BBOT” “we” “our” or “us”) should be read together with the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

Overview

We are a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small-molecule therapeutics targeting RAS and Phosphoinositide 3-kinase (“PI3K”), headquartered in South San Francisco, California. Our mission is to accelerate scientific and medical breakthroughs and deliver well-tolerated medicines with greater efficacy and safety to people with the deadliest cancers. We are advancing our next-generation RAS-pathway targeted small molecules with a focus on optimized target coverage for patients with tumors driven by RAS and PI3Kα and a synergistic portfolio that is designed to enable targeted KRAS combinations.

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
•
BBO-11818 is an orally bioavailable small molecule pan-KRAS inhibitor that targets mutant KRAS in both the ON and OFF states. We are currently enrolling the Phase 1 KONQUER-101 (NCT06917079) trial for patients with locally advanced or metastatic KRAS mutant solid tumors. On April 20, 2026 we announced that BBOT was granted U.S. FDA Fast Track designation for BBO-11818 for the treatment of adult patients with advanced KRAS-mutant PDAC. Updated Phase 1 clinical data are expected in the second half of 2026. An internal combination study with BBO-10203 opened in July 2026.
•
BBO-10203 is an orally bioavailable small molecule with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Kα, inhibiting RAS-driven PI3Kα-AKT signaling in tumors. We are currently enrolling the Phase 1 BREAKER-101 trial (NCT06625775) for patients with locally advanced or metastatic HER2+ breast cancer, HR+/HER2-breast cancer, KRAS mutant colorectal cancer, and KRAS mutant non-small cell lung cancer. Updated clinical data are expected in the second half of 2026.

We have no product candidates approved for sale and have not generated any revenue related to our product candidates.

Since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2026, we incurred a net loss of $56.5 million and $98.6 million, respectively and had an accumulated deficit of $455.1 million as of June 30, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the development and eventual commercialization efforts related to our product candidates. We expect to continue to incur significant expenses, and our operating losses are expected to increase for the foreseeable future if and as we:

•
Advance our existing and future research and development, including potential expansion into additional indications;
•
Conduct ongoing and future clinical trials for our product candidates;

•
Pursue investigational new drug applications or comparable foreign applications that allow commencement of the planned clinical trials or additional future clinical trials for any programs we may develop;
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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	Change, %
Operating expenses:
Research and development	$49,225	$27,438	$21,787	79%
General and administrative	10,962	2,655	8,307	313%
Total operating expenses	60,187	30,093	30,094	100%
Loss from operations	(60,187)	(30,093)	(30,094)	100%
Other income, net:
Interest income	3,551	1,666	1,885	113%
Income from transition services agreements	196	—	196	100%
Other income (expense)	(14)	(8)	(6)	*
Total other income, net	3,733	1,658	2,075	125%
Net loss	$(56,454)	$(28,435)	$(28,019)	99%

* Percentage is not meaningful

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Research and development trials and consumables expenses	$37,528	$20,008	$17,520
Payroll and personnel expenses	9,634	5,989	3,645
Facilities and other expenses	2,063	1,441	622
Total research and development	$49,225	$27,438	$21,787

Research and development expenses increased by $21.8 million or 79%, from $27.4 million for the three months ended June 30, 2025, to $49.2 million for the three months ended June 30, 2026. The changes in research and development expenses include the following key drivers:

•
a $17.5 million increase in research and development trials and consumables expenses pertaining to increases in clinical trial expenses and manufacturing expenses for BBO-8520, BBO-10203 and BBO-11818,
•
a $3.6 million increase in our payroll and personnel expenses primarily due to headcount expansion, and
•
a $0.6 million increase in facilities and other expenses primarily as a result of increased professional and consultant fees.

General and Administrative Expenses

General and administrative expenses increased by $8.3 million or $313%, from $2.7 million for the three months ended June 30, 2025, to $11.0 million for the three months ended June 30, 2026. The changes in our general and administrative expenses were driven by the following key drivers:

•
a $6.9 million increase in payroll and personnel-related expenses which includes increased headcount as a result of our standalone operations after the de-SPAC Transaction and $3.0 million of stock-based compensation expense recorded as a result of certain modified equity awards and accrued severance costs for former executives, and
•
a $1.4 million increase in legal, facilities and other expenses due to the growth and establishment of our operations as a public company.

Interest Income

Interest income increased by $1.9 million, from $1.7 million for the three months ended June 30, 2025, to $3.6 million for the three months ended June 30, 2026. Interest income was higher during the second quarter of 2026 due to interest earnings on our cash, cash equivalents, and marketable securities portfolio which includes the proceeds from the de-SPAC Transaction and PIPE Financing completed in August 2025.

Income from Transition Services Agreements

Other income of $0.2 million for the three months ended June 30, 2026 was related to a transition services agreement with an unrelated party. There was no income from transition services agreements during the three months ended June 30, 2025.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	Change, %
Operating expenses:
Research and development	$89,027	$48,073	$40,954	85%
General and administrative	17,339	5,157	12,182	236%
Total operating expenses	106,366	53,230	53,136	100%
Loss from operations	(106,366)	(53,230)	(53,136)	100%
Other income, net:
Interest income	7,495	3,475	4,020	116%
Income from transition services agreements	419	—	419	100%
Change in fair value of participation right liability	—	(725)	725	(100)%
Other income (expense)	(108)	(10)	(98)	*
Total other income, net	7,806	2,740	5,066	185%
Net loss	$(98,560)	$(50,490)	$(48,070)	95%

* Percentage is not meaningful

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Research and development trials and consumables expenses	$66,376	$33,286	$33,090
Payroll and personnel expenses	19,089	11,550	7,539
Facilities and other expenses	3,562	3,237	325
Total research and development	$89,027	$48,073	$40,954

Research and development expenses increased by $41.0 million or 85%, from $48.1 million for the six months ended June 30, 2025, to $89.0 million for the six months ended June 30, 2026. The changes in research and development expenses include the following key drivers:

•
a $33.1 million increase in research and development trials and consumables expenses pertaining to increases in clinical trial expenses and manufacturing expenses for BBO-8520, BBO-10203 and BBO-11818,
•
a $7.5 million increase in our payroll and personnel expenses primarily due to headcount expansion, and
•
a $0.3 million increase in facilities and other expenses primarily as a result of increased professional fees and consulting costs.

General and Administrative Expenses

General and administrative expenses increased by $12.2 million or $236%, from $5.2 million for the six months ended June 30, 2025, to $17.3 million for the six months ended June 30, 2026. The changes in our general and administrative expenses were driven by the following key drivers:

•
a $9.9 million increase in payroll and personnel-related expenses which includes increased headcount as a result of our standalone operations after the de-SPAC Transaction and $3.0 million of stock-based compensation expense recorded as a result of certain modified equity awards and accrued severance costs for former executives, and
•
a $2.3 million increase in legal, facilities and other expenses due to the growth and establishment of our operations as a public company.

Interest Income

Interest income increased by $4.0 million, from $3.5 million for the six months ended June 30, 2025, to $7.5 million for the six months ended June 30, 2026. Interest income was higher during the six months ended June 2026 due to interest earnings on our cash, cash equivalents, and marketable securities portfolio which includes the proceeds from the de-SPAC Transaction and PIPE Financing completed in August 2025.

Income from Transition Services Agreements

Other income of $0.4 million for the six months ended June 30, 2026 was related to a transition services agreement with an unrelated party. There was no income from transition services agreements during the six months ended June 30, 2025.

Change in Fair Value of Participation Right Liability

No change in fair value of participation right liability was recorded for the six months ended June 30, 2026 because the participation right was settled in full in April 2025, and there were no subsequent changes in fair value of the associated liability. The change in fair value of participation right liability of $0.7 million for the six months ended June 30, 2025 represented the increase in the estimated fair value per share of the underlying Legacy BBOT Series B redeemable convertible preferred stock relative to the fixed price per share granted to UCSF in connection with the participation right.

Liquidity, Going Concern, and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2026, we incurred a net loss of $98.6 million and had an accumulated deficit of $455.1 million as of June 30, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million.

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

We estimate that the existing cash, cash equivalents, and marketable securities of $344.1 million as of June 30, 2026 will be sufficient to meet the our cash requirements for at least twelve months from the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2026 included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change due to many factors currently unknown to management. We could exhaust our available capital resources sooner than management expects.

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

Cash Flows

Overview of Cash Flows

We have historically financed our operations primarily through the sale of equity securities. The de-SPAC Transaction executed in August 2025 represents a major financing event for our business generating cash inflows from the reverse recapitalization and the associated PIPE Financing. We utilized the proceeds from these financing transactions to finance our operations during the three months ended June 30, 2026 and anticipate to continue doing so in the future to facilitate the development of our product candidates.

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

Cash Flow Comparison for the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows during the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(80,278)	$(42,892)	$(37,386)
Net cash (used in) provided by investing activities	(239,678)	25,007	(264,685)
Net cash provided by financing activities	332	18,552	(18,220)
Net decrease in cash, cash equivalents, and restricted cash	$(319,624)	$667	$(320,291)

Net Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $80.3 million. This amount consisted of our net loss of $98.6 million, adjusted for a change in net operating assets and liabilities of $6.5 million, and further reduced by non-cash charges of $11.8 million. Our non-cash adjustments primarily consisted of $11.1 million in stock-based compensation, $0.2 million in depreciation, and $0.2 million in amortization of right-of-use assets, and $0.3 million in net accretion of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to increases in our liabilities, including $10.9 million in accrued research and development liabilities, $5.4 million in accounts payable, $1.4 million in accrued professional services, and a $0.2 million net balance due to and from related parties. These changes were partially offset by decreases in assets of $9.5 million in prepaid expenses and other current assets and $0.2 million in other non-current assets, as well as decreases in liabilities of $1.4 million in accrued compensation and benefits and $0.3 million in operating lease liabilities.

Net cash used in operating activities for the six months ended June 30, 2025 was $42.9 million. This amount consisted of our net loss of $50.5 million, adjusted for a change in net operating assets and liabilities of $5.9 million, and further reduced by non-cash charges of $1.7 million. Our non-cash adjustments primarily included $1.5 million in stock-based compensation, $0.7 million for losses from changes in the fair value of the participation right liability, $0.1 million in depreciation, and $0.1 million in amortization of right of use assets, partially offset by $0.8 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to a $11.5 million increase in accrued research and development liabilities, and $0.3 million in accrued professional services. These changes were partially offset by an increase of $2.7 million in prepaid expenses and other current assets, a decrease of $1.5 million in accounts payable, a decrease of $1.1 million in accrued compensation and benefits, and an increase of $0.3 million in other non-current assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $239.7 million, which consisted of $79.6 million in cash inflows from maturities and sales of marketable securities, offset by cash outflows of $319.2 million from purchases of marketable securities and $0.1 million in purchases of property and equipment. The proceeds from the de-SPAC Transaction were primarily invested in cash equivalents and short-term marketable securities as of December 31, 2025, but were reallocated to investments in short and long-term marketable securities as of June 30, 2026. This resulted in significant cash flows from investing activities for the six months ended June 30, 2026 as a result of purchases of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2025, was $25.0 million, which consisted of $83.8 million in cash inflows from maturities of marketable securities, offset by $58.4 million in cash outflows from purchases of marketable securities and $0.4 million in purchases of property and equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $0.3 million for the six months ended June 30, 2026 included $0.5 million in proceeds from option exercises, offset by $0.1 million in payments of deferred transaction costs.

Net cash used in financing activities of $18.6 million for the six months ended June 30, 2025 which included $22.2 million in proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs, offset by $3.7 million in payments of deferred transaction costs.

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

In-Licensing and Collaboration Agreements

The Regents of the University of California License Agreements

In September 2016, we entered into a license agreement with UCSF and were granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). The UCSF License was subsequently amended and was terminated in June 2021.

Under the UCSF License, UCSF received the right, but not an obligation, to purchase up to 10% of the securities in any offering on the same terms as other investors, which survived the termination of the UCSF License (“Participation Right”). Because UCSF was not notified of the Legacy BBOT Series B Financing at the time it was completed in 2024, the Participation Right was extended through March 29, 2025. As a result, UCSF received the right to purchase up to 2,509,446 shares of Series B at the original issue price of $8.8554 per share. In April 2025, we settled the Participation Right in full by issuing 2,509,446 Series B shares for cash proceeds of $22.2 million, and it was no longer outstanding as of December 31, 2025.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, we entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, we entered into a license agreement (“Initial Leidos License”), under which we were granted certain worldwide exclusive licenses to use the licensed compounds related to its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. We subsequently entered into three additional license agreements with Leidos (“Additional Leidos Licenses”), including two related to KRAS G12C inhibitor and P13Ka breaker compounds that were executed in August 2022, and one related to the PanKRAS inhibitor executed in December 2023. The Leidos CRADA, the Initial Leidos License, and the Additional Leidos Licenses are referred to as the “Leidos Agreements.” In December 2025, we executed an amendment to extend the expiration date of the Leidos CRADA by nine months to September 2026. In December 2025, the Leidos Agreements were amended to introduce an additional $1.5 million in contribution funding payments.

Under the Additional Leidos Licenses, we incurred initial upfront fees of $1.8 million and we are required to pay Leidos certain annual license maintenance fees and royalties on net sales for such licensed compounds. As of June 30, 2026, we are obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of June 30, 2026 and December 31, 2025, we recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which was included in accrued research and development liabilities in the consolidated balance sheets. In connection with our arrangements with Leidos, we recognized research and development expenses of $0.7 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, we entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’ high-performance computing machines. We executed five subsequent amendments to the LLNS CRADA between December 2019 and November 2025 to clarify the scope and provide for term extensions. In July 2022, BBOT entered into an exclusive patent license agreement for KRAS G12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for oncology indications. In July 2025, we entered into an exclusive license agreement with LLNS for research and development of Pan KRAS inhibitor for non-oncology indications. These four agreements are collectively referred to as the LLNS Agreements. In November 2025, we executed three separate amendments to the existing agreements for Pan KRAS inhibitors, PI3Kα breakers, and KRAS G12C inhibitors. These amendments were made to include new patent applications within the scope of patent rights. In November 2025, we executed an amendment to extend the LLNS CRADA expiration date by six months to June 2026. In January 2026, we executed an amendment with LLNS to extend the CRADA expiration date another twelve months until June 2027 and included additional estimated funding contributions of $5.0 million to be paid by us over the remaining term.

Upon execution of the LLNS Agreements, we paid an initial upfront cash fee of $0.2 million. In addition, under the terms of the LLNS Agreements, we are required to pay LLNS certain annual license maintenance fees and royalties to LLNS on net sales for such licensed compounds. As of June 30, 2026, we are required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

As of June 30, 2026, no milestones had been achieved but not paid and therefore no liabilities associated with LLNS were recorded as of June 30, 2026 or December 31, 2025 on the condensed consolidated balance sheets. In connection with our arrangements with LLNS, we recognized research and development expenses of $0.3 million for the six months ended June 30, 2025. We did not recognize material research and development expenses for the three or six months ended June 30, 2026 or the three months ended June 30, 2025.

As of June 30, 2026, we did not have any off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2016, we entered into the UCSF License Agreement with The Regents of the University of California, San Francisco for an exclusive license to certain compounds. Although the UCSF License Agreement was terminated in June 2021, certain of its terms survived, including one calling for a payment that would become due to UCSF upon the occurrence of a change of control or an initial public offering, as those events are contractually defined in the UCSF License Agreement (the “Indexed Milestone Payment”). In April 2025, UCSF sent an email, followed by a letter dated June 16, 2025, stating that, in the future, the Indexed Milestone Payment in an amount less than $5.0 million will become due on an unspecified date following the Closing Date of the Business Combination Agreement. We disagree with UCSF’s interpretation of the terminated UCSF License Agreement and believe that no such payment will be due now or in the future.

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

Summary of Risk Factors

•
We have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
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
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
•
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
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
•
Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.
•
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
•
We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review in the U.S., and PRIME (priority medicines) in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
•
We are or may become subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
•
Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees, and we may experience difficulties in managing the future growth of our organization.
•
If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.
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
•
We have in the past identified a material weakness in our internal controls over financial reporting. If we identify additional material weaknesses in the future or otherwise fails to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.
•
We have increased costs as a result of operating as a public company, and our management devotes substantial time to related compliance initiatives.
•
We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by changes in regulatory activities and economic policies and events related to the current U.S. presidential administration, ongoing military conflicts and geopolitical instability and inflation and interest rates.

Risks Related to our Financial Position and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in August 2016 and commenced significant operations as an independent entity starting in May 2024, have never completed a clinical trial, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to BBO-8520, BBO-10203 and BBO-11818, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully complete clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to evaluate our likelihood of success and viability.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since our inception, and expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of securities. Our net losses were $98.6 million and $50.5 million for the six months ended June 30, 2026 and 2025, respectively, and $134.0 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $455.1 million. We have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant and increasing expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of future performance. The size of future net losses will depend, in part, on the pace of development activities and the rate of future growth of expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from our discovery program
•
maintaining current and establishing new relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from our current or future discovery programs;

•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
developing an efficient and scalable manufacturing process for our product candidates, including the production of finished products that are appropriately packaged for sale if our product candidates obtain marketing approvals;
•
maintaining current and establishing new commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
maintaining an acceptable safety profile following any marketing approval of our product candidates;
•
commercial acceptance of our product candidates by patients, the medical community and third- party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
defending against third-party interference or infringement claims, if any, with respect to our intellectual property rights;
•
entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
obtaining coverage and adequate reimbursement by third-party payors for our product candidates, if approved;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We may require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs, future commercialization efforts, product development or other operations.

Since inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that our develops are approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We are currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We are also incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

We estimate that our existing cash, cash equivalents, short-term marketable securities, and long-term marketable securities as of the date of this report will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2028.

Advancing the development of BBO-8520, BBO-10203 and BBO-11818 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. our estimate as to how long it expects our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than currently expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds.

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or future commercialization efforts.

Risks Related to Our Product Development, Regulatory Approval and Commercialization

Our future prospects are substantially dependent on the advancement of our product candidates. If we are unable to advance our product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

•
successful and timely completion of preclinical studies;
•
submission of INDs in the U.S. and CTAs and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with our clinical trials;
•
successful initiation and completion of clinical trials;
•
successful and timely patient selection and enrollment in and completion of clinical trials;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the U.S. and internationally;
•
maintaining and growing an organization of scientific, medical and other professionals who can develop and commercialize our product candidates;
•
the frequency and severity of adverse events in clinical trials;
•
obtaining positive data that support demonstration of efficacy, safety and tolerability profiles and durability of effect for our product candidates that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

•
the timely receipt of marketing approvals from applicable regulatory authorities;
•
the timely identification, development and approval of companion diagnostic tests, if required;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;
•
obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
the protection of our rights in our intellectual property portfolio;
•
establishing sales, marketing and distribution capabilities and the successful launch of commercial sales of our product candidates if and when approved for marketing, whether alone or in collaboration with others;
•
maintaining an acceptable safety profile following any marketing approval;
•
commercial acceptance by patients, the medical community and third-party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
Our ability to compete with other therapies; and
•
Our ability to address any potential delays resulting from factors related to public health emergencies, natural disasters or geopolitical events.

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our lead programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, there is a high risk of failure, and we may never succeed in developing marketable products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•
failure of our product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;
•
receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research, discovery and/or drug development programs;
•
the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated, particularly if there are other trials enrolling the same or overlapping precisely targeted patient populations, or participants dropping out of these clinical trials at a higher rate than anticipated;
•
third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable adverse events or other unexpected characteristics or risks;
•
the cost of clinical trials of our product candidates being greater than anticipated;

•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and
•
regulators revising the requirements for approving our product candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we are currently contemplating, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

Our discovery and development activities are focused on precision oncology to treat RAS-dependent cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products.

The discovery and development of precision oncology therapeutics for patients with RAS-dependent cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are evolving. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work and clinical trials to date, that our product candidates can inhibit RAS, clinical results may not confirm this hypothesis or may only confirm it for certain tumor types. The patient populations for our product candidates are limited to those with KRAS and PI3Ka mutations and HER2 amplification and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these targeted patients. Successful identification of patients is dependent on several factors, including evaluation of patient biopsies and blood samples, which may require the use of companion diagnostic tests. Furthermore, even if we are successful in identifying patients, We cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. We do not know if our approach of focusing on treating patients with RAS-dependent cancers will be successful, and if our approach is unsuccessful, our business will suffer.

Any delays in the commencement or completion, or any termination or suspension, of our current, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of any product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of our preclinical development programs.

Before obtaining marketing approval from the FDA of BBO-8520, BBO-10203, BBO-11818 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the independent institutional review board (“IRB”) or independent ethics committee (“IEC”) of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/IECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or any termination or suspension of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenue, which may harm our business, financial condition, results of operations and prospects significantly.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in the target population before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes; there is a high risk of failure and we may never succeed in developing marketable products.

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of our product candidates compared to other approved products and product candidates or molecules in development are based on observations from the preclinical studies and early clinical trials that we have completed, and results from such preclinical studies and early clinical trials are not necessarily predictive of the results of later preclinical studies or clinical trials.

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products. The development of our product candidates and our stock price may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of preclinical studies or clinical trials of our competitors or other companies in the biopharmaceutical industry, in addition to our own preclinical studies and clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

Any preclinical studies or clinical trials that we conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates.

We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

In addition to BBO-8520, BBO-10203 and BBO-11818, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize BBO-8520, BBO-10203 and BBO-11818 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other research candidates that we may develop will depend on many factors, including the following:

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

Even if we successfully advance any research candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our approach to build a pipeline of product candidates with commercial value.

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of BBO-8520, BBO-10203 and BBO-11818, such product candidates and any other product candidates we may develop may not be determined to be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, the potential product candidates that we have identified or identifies in the future may not generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Leadership changes at the FDA in the current presidential administration may compound the uncertainty associated with obtaining regulatory approval. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other data. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Even if we eventually complete clinical testing and receives approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, we may be required to conduct additional studies to or obtain, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, are only moderately effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude us obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the clinical data of the clinical trial may fail to meet the level of statistical significance required to obtain approval of our product candidates by the FDA, EMA or other comparable foreign regulatory authorities;
•
we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•
the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests required for our product candidates;
•
We may not obtain or maintain adequate funding to complete our clinical trials in a manner that is satisfactory to the FDA, EMA or other comparable foreign regulatory authorities; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

We may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, EMA or any comparable foreign regulatory authority may not permit us to proceed.

Our research and development efforts to date have resulted in the initiation of clinical development of BBO-8520, BBO-10203 and BBO-11818. We may not be able to submit INDs for any future product candidates we may identify on the timelines we expect, or such submissions may not take effect on the timeline that we anticipate, or at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause us or regulatory authorities to suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that the FDA will not change our requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. There have been, and it is likely that there will be additional, adverse events associated with the use of our product candidates as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. Our product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause adverse events that are unrelated to our product candidates but may still impact on the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to our tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publishes from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We have disclosed interim preliminary or topline data from our clinical trials and expect to continue to make such disclosures in the future. These interim updates are anticipated to be based on preliminary analyses of then-available data, and the results and related findings and conclusions may be subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, preliminary or topline data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our public disclosures, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, preliminary or topline data that our report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. We utilize profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. For these clinical trials, we seek patients who carry specific gene mutation or amplification that our product candidates are designed to precisely target. We cannot be certain (i) how many patients will have the requisite mutation or amplification that qualify for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) if regulatory approval is obtained, whether each specific mutation or amplification will be included in the approved drug label. Additionally, we face competition, including from large pharmaceutical companies with significantly more resources than us, for enrollment of our targeted patient populations, which may impact our ability to successfully recruit patients for our clinical trials. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or future clinical trials may be affected by other factors, including:

•
size and nature of the patient population;
•
severity of the disease under investigation;
•
availability and efficacy of approved drugs for the disease under investigation;
•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have a biomarker-driven patient eligibility criteria;
•
perceived risks and benefits of the product candidate under study;

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
•
clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through treatment and any follow-up periods.

We have limited resources and are currently focusing our efforts on the development of BBO-8520, BBO-10203 and BBO-11818 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, BBO-8520 a KRAS inhibitor for KRASG12C NSCLC, BBO-10203 a PI3Kα:RAS breaker for PIK3CAmut BC, HER2amp BC, KRASmut NSCLC, KRASmut PDAC, and KRASmut CRC, and BBO-11818 a Pan-KRAS inhibitor for KRASG12X NSCLC, KRASG12X PDAC, KRASG12X CRC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. our spending on current and future research and development activities for BBO-8520, BBO-10203 and BBO-11818 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for BBO-8520, BBO-10203 and BBO-11818 or any future product candidates identified through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, given the similar approaches being utilized by our lead product candidates, negative developments for one candidate in the pipeline may have negative implications for other candidates in the pipeline.

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

We do not own or operate manufacturing facilities for the production of preclinical, clinical or commercial supplies of the product candidates that we are developing or evaluating in our drug development programs. We have limited personnel with experience in drug manufacturing and lacks the resources and the capabilities to manufacture any of our product candidates on a preclinical, clinical or commercial scale. We rely on third parties for supply of our preclinical and clinical drug supplies (including key active pharmaceutical ingredients, or API, drug product, and starting and intermediate materials), and our strategy is to outsource to third parties all manufacturing of our product candidates and products from preclinical development through clinical trials and commercialization, if any product candidates are approved.

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities, particularly for later-stage trials. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our clinical drug supplies (including API, drug product, and key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. If these third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained.

In addition, some of our third-party suppliers (including suppliers of key active pharmaceutical ingredients, or API, drug product, and starting and intermediate materials) are currently our sole source of supplies and, as a result, an issue with one of these suppliers may more significantly impact or delay our development or commercial plans, as discussed further under the risk factor titled, “Some of the third parties upon whom we currently rely for the supply of the active pharmaceutical ingredients, drug product and starting materials used in our product candidates are our sole source of supply, and the loss of any of these suppliers could delay our development efforts and harm our business.”

Our use of new third-party manufacturers or suppliers also increases the risk of delays in production or insufficient supplies of our product candidates (and the key API, drug product, and starting and intermediate materials for such product candidates) as we transfer our manufacturing technology to these manufacturers or suppliers and as they gain experience manufacturing or producing our product candidates (and the key API, drug product, and starting and intermediate materials for these product candidates).

Even after a third-party manufacturer has gained significant experience in manufacturing our product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates), or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will supply or produce sufficient quantities of our product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates) in a timely manner or continuously over time, or at all. We may be delayed if we need to change the manufacturing process used by a third party. Further, if we change an approved manufacturing process, then we may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used.

Reliance on third-party manufacturers for preclinical, clinical and commercial supplies entails risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing or master services agreement by the third party;
•
the possible misappropriation of our proprietary information, including trade secrets and know-how; and
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

While we have entered into master services agreements with our current suppliers under which work is performed on an as-needed basis pursuant to quotations or proposals, we do not currently have any agreements with third-party manufacturers for long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any of our product candidates, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers for commercial supply, reliance on third-party manufacturers entails risks, including those described above.

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our future product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP requirements particularly that use chromatography or purification technology necessary for the manufacture of BBO-10203, and that might be capable of manufacturing for us.

We are also unable to predict how changing regulatory requirements, global economic conditions or ongoing geopolitical conflicts, trade policy, and related global economic sanctions, or potential global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For example, in 2024, there was Congressional activity related to interactions with Chinese biopharmaceutical companies, including the introduction of the BIOSECURE Act. Although the BIOSECURE Act has not

been passed by Congress, if this bill is re-introduced and is passed, or if similar laws are passed in the future, they would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Some of our sole source suppliers are companies in China, including some named in these bills, and it is possible some of our contractual counterparties could be impacted by the legislation described above.

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates (or the key API, drug product, and starting and intermediate materials for such product candidates) may adversely affect our future profit margins and ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are currently attempting and may in the future attempt to develop product candidates. In addition, our product candidates may need to compete with drugs physicians use off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.

In particular, there is intense competition in the field of oncology. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit and retain qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology product candidates. These companies also have significantly greater research and marketing capabilities than us and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

Our potential commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse events, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Physicians may be more willing to prescribe competitors’ products for various reasons, and may rely on guidelines related to treatment of patients issued by medical societies, industry groups or other organizations, which may not include, and may never include, our products. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for our product candidates, which could result in competitors establishing a strong market position before we are able to enter the market, or make our development and marketing more complicated. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of products we may develop, if approved, could be adversely affected.

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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
•
the potential and perceived advantages of our product candidates over alternative treatments;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•
willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
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
•
unfavorable publicity relating to our product candidates; and
•
the approval of other new therapies for the same indications.

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.

The market opportunities for any product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

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

In most instances, we plan to initially seek approval of BBO-8520, BBO-10203 and BBO-11818 and any other future product candidates for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line therapy. There is no guarantee that our product candidates, even if approved for previously treated patients, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new data and studies may change the estimated incidence or prevalence of the cancers that we are targeting, especially if new therapies that are approved while we advance our product candidates affect the treatment paradigm and/or the size of the target population. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.), to pay for products. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Further, it is possible that a third-party payor may consider our product candidates as substitutable with competitor products and offer to reimburse patients only for the less expensive competitor product. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Center for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under our health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “- Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for our product candidates;” and “- The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are the subject of considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed for marketing.”

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries have and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability and other risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability and other claims or incidents, such as cyber incidents and breaches, could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability and other insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into later stages of development or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial, product liability, and other types of insurance (such as cyber insurance) are becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability or other claims or incidents, including data breach and incidents, that could have an adverse effect on our business and financial condition.

Certain of our product candidates are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization or otherwise harm our business.

The manufacturing processes our third-party contract manufacturing organizations (“CMOs”) use to produce our product candidates are complex, novel and have not been validated for commercial use. Several factors have caused and may cause future production interruptions, including restrictions on certain manufacturing operations and shortages in on-site personnel at our CMOs’ manufacturing facilities, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers, including historical disruptions, which could reoccur in connection with any future global pandemic or health emergency.

Several of our small molecule product candidates are particularly complex and difficult to manufacture, in some cases due to the number of steps required, the process complexity and the toxicity of end or intermediate-stage products. Our product candidates require processing steps that are more complex than those required for most small molecule drugs. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

Our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in our manufacturing process could also restrict our ability to meet potential future market demand for any products that may be approved.

Certain of our product candidates are under development for the treatment of patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients in certain of our ongoing and planned clinical trials of product candidates in genetically driven cancers, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

We do not have experience conducting, managing or completing large-scale or pivotal clinical trials nor managing the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how such standards will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review, or significant changes to FDA personnel during the regulatory review.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude us obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving a New Drug Application (“NDA”), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, distribution through controlled distribution channels, and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

We plan to develop certain of our current product candidates and potentially future product candidates in combination with other therapies, which would expose us to additional risks.

We plan to develop certain of our current product candidates in combination with one or more currently approved cancer therapies or therapies in development and may pursue a similar strategy for future product candidates. For example, the ongoing Phase 1 trial of BBO-8520 is evaluating BBO-8520 both as a monotherapy and in combination with pembrolizumab. On January 7, 2026, we reported positive preliminary safety and antitumor data across our three orally bioavailable, differentiated small molecule RAS and PI3Ka programs. The data updates included BBO-8520, a direct inhibitor targeting both the ON and OFF states of KRASG12C; BBO-11818, a panKRAS inhibitor targeting mutant KRAS in both the ON and OFF states, and BBO-10203, a RAS-PI3Ka breaker with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Ka. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. For example, none of our product candidates have obtained approval for marketing from any regulatory authority, and we plan to evaluate certain of our product candidates in combination with each other. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our current or future product candidates, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We have conducted and intend to continue conducting certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We have conducted and intends to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements.

In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction and FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, including civil or political unrest or military conflicts.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the marketing of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must obtain pricing and/or reimbursement determinations before it can achieve broad commercial access. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fails to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Further, we could face increased regulatory burden with respect to obtaining marketing authorization in the United Kingdom (“U.K.”) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the U.K. is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in the U.K., however, new legislation such as the EU Clinical Trials Regulation is not applicable in the U.K. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, (“MHRA”), is the UK's standalone medicines and medical devices regulator. Since January 1, 2025, under the Windsor Framework, the MHRA regulates medicines through UK-wide marketing authorizations, including for Northern Ireland. As a result, we will be required to obtain separate authorizations in order to market our product candidates in the U.K. and EU.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review and reform process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for the revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A provisional political agreement on the reform was reached and a common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The revised legislation must still be formally adopted by the European Parliament and the Council of the European Union. The proposed revisions are not expected to become applicable before 2028. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed, and our business, financial condition, results of operations and prospects could be harmed.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices ("cGMP") and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, competent authorities of the EU Member States and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•
delays in or the rejection of product approvals;
•
restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
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

The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA, competent authorities of the EU Member States and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, competent authorities of the EU Member States and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, competent authorities of the EU Member States and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales forces with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. If we are found to have promoted such off-label uses, We may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates or a group of therapeutic products, and we do not obtain or we face delays in obtaining clearance or approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue may be materially impaired.

If we are required by the FDA, EMA or a comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labeling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

Co-development of companion diagnostics and therapeutic products is critical to the advancement of precision medicine. Whether initiated at the outset of development or at a later point, co-development should generally be conducted in a way that will facilitate obtaining contemporaneous marketing authorizations for the therapeutic product and the associated companion diagnostic. If a companion diagnostic is required to identify patients who are most likely to benefit from receiving the product, to be at increased risk for serious adverse events as a result of treatment with a particular therapeutic product, or to monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness, then the FDA has required marketing approval of all companion diagnostic tests essential for the safe and effective use of a therapeutic product for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization in those countries.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (“PMA”), simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Any delay or failure by us or third-party collaborators to develop or obtain regulatory clearance or approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Changes in policy or approach to regulation by the FDA, EMA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and could result in delays in regulatory clearance or approval or a change in the determination for whether or not a companion diagnostic is still required for our product candidates. We may be required to conduct additional studies to support a broader claim or more narrowed claim for a subset population. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include any of our future approved product candidates’ covered indications, we may no longer need to continue our companion diagnostic development plans or we need to alter those companion diagnostic development strategies, which could adversely impact our ability to generate revenue from the sale of our companion diagnostic test.

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/ specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experiences delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. we may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In the Consolidated Appropriations Act, Congress provided FDA with additional authorities to help prevent such delays, including that FDA may, when appropriate, require a confirmatory study or studies to be underway prior to approval. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials prior to dissemination or publication, which could adversely impact the timing of the commercial launch of the product.

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

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or any other form of expedited development, review or approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review in the U.S., and PRIME (priority medicines) in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for BBO-8520, BBO-10203 and BBO-11818 or future product candidates that could expedite review and approval by the FDA, such as Breakthrough Therapy or Fast Track designation for our product candidates, or priority review for our marketing applications for our candidates. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the

NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

We may also seek Fast Track designation for one or more of our product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Like with Breakthrough Therapy designation, sponsors with Fast Track products may have greater FDA interactions and the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete if it determines, after its preliminary data evaluation, that the product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation shortens the goal for the FDA to review an application within six months, rather than the standard review period of ten months.

These designations require a sponsor to submit an application for review and approval by the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such as the Fast Track designation we have received for BBO-8520 for the treatment of adult patients with previously treated, KRASG12C-mutated metastatic non-small cell lung cancer, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates qualify for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, we may seek support under the EMA's PRIME scheme for some of our product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME aims to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing authorization applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria with respect to our potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a rapporteur from CHMP to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. We may apply for support under the PRIME scheme for some of our product candidates and it may not be granted. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. our target indications may include diseases with large patient populations or may include orphan indications. There can be no assurances that we will be able to obtain orphan designation for our current product candidates or candidates we may discover and develop in the future.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation, if applicable, for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to Priority Review.

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

Current and future legislative and regulatory reform measures and cost containment initiatives may increase the difficulty and cost for us to obtain adequate reimbursement for our product candidates and may adversely affect the prices we may set.

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

In the U.S. and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

These laws and other healthcare reform measures may result in additional reductions in Medicare and other healthcare funding and otherwise affect the reimbursement we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. we expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in coverage and payments from private payors. Accordingly, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on product pricing. In addition, in some countries, including member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our products to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our products could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more products, and there could be a material adverse effect on our business.

We are or may become subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, We are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state and federal laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Refer to “Other U.S. Regulatory Matters” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference, for more information on these state and federal laws.

Data breach notification laws, consumer protection laws and genetic information laws may also apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Individuals from whom we or our collaborators may obtain health information, as well as the healthcare providers who may share this information with us, may have statutory or contractual rights that limit the ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In addition to HIPAA, we are subject to other U.S. federal, state, and international privacy and data protection laws that may increase our compliance costs, restrict our use of personal information, or expose us to regulatory penalties or private litigation. For a detailed discussion of the risks associated with these laws and regulations, see “Other U.S. Regulatory Matters” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which discussion is incorporated herein by reference.

Additionally, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Economic Area or EEA and the UK, including data concerning health, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to companies established in the EEA/UK, as well as to any company established outside the EEA/UK, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA/UK or the monitoring of their behavior in the EEA/ Switzerland/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, having legal bases and/or conditions for processing personal data, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, ensuring appropriate technical and organizational measures are in place and reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures are in place and record keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Brexit may adversely impact our ability to obtain regulatory approvals for our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages, leadership changes, or global health concerns, in addition to continued uncertainty regarding the U.S. presidential administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain leadership and key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to whether and how the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new administration, there could be a material adverse effect on us and our business.

If our product candidates are licensed for marketing and receive federal healthcare reimbursement, any relationships we may have with healthcare providers will be subject to applicable healthcare fraud and abuse laws and regulations, which could expose us to criminal and civil penalties and exclusion from participation in government healthcare programs.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, markets, sells and distributes any products for which we obtain marketing approval. These include the following:

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
•
U.S. federal and state laws government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Our failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that any business arrangements we have with third parties and our business generally will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in fraud, misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to the FDA, EMA or comparable foreign regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and engages contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti- bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, economic sanctions, import, and trade and national security laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. The biotechnology and pharmaceutical industries have historically presented a heightened risk profile for FCPA enforcement. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, brand, international activities, ability to attract and retain employees and business, prospects, operating results and financial condition.

In addition, our business activities (including conduct of clinical trials) and products may be subject to U.S. and foreign export controls, economic sanctions, import and trade and national security laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect revenue. Compliance with applicable regulatory requirements regarding the conduct of clinical trials and export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit certain transactions and the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges and reputational harm.

Moreover, any new export controls, import restrictions, economic sanctions, national security policy, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations, in addition to adversely affecting cross-border operations and transactions. Any decreased use of our products or limitation on our ability to export or sell our products, or import materials for our products, would likely adversely affect our business. For instance, the U.S. Department of Justice’s Bulk Data Rule, which went into effect April 8, 2025 prohibits certain covered data transactions (including for human ‘omic and personal health data) and establishing data security requirements for restricted transactions involving China, Russia, and other countries of concern on national security grounds. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. More recently, tariffs have been proposed on products from Canada, China, Mexico and potentially other countries, which could have the effect of disrupting, and increasing costs associated with, our supply chain of materials and other imports needed for our operations and business in the United States. The course of trade relations between the United States and other countries is difficult to predict, including how operations, transactions, products, and services may be impacted by the respective trade policies of the United States and other countries (including those in retaliation). If we are unable to conduct transactions, obtain or use services, or export or sell products or services to third parties, including vendors, customers, and partners in other countries, our business, liquidity, financial condition, or operations would be materially and adversely affected.

If we fail to comply with applicable environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, We could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Compliance with applicable environmental, health and safety laws and regulations is expensive, and current or future environmental regulations may impair our business, prospects, financial condition or results of operations.

Risks Related to our Business

Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees, and we may experience difficulties in managing the future growth of our organization.

We currently have a small team focused on research and development of RAS-pathway targeted small molecules. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical, financial and management personnel, and we face significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as us. Even if we are successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. In April 2026, we announced certain changes to our management team, including the appointment of Pedro J. Beltran, who succeeded Eli Wallace as our President and Chief Executive Officer, and the appointment of Idan Elmelech as our Chief Operating Officer, effective April 20, 2026. Neil Kumar was also appointed as the Executive Chairman of our board of directors, effective April 20, 2026. And, on April 21, 2026, Uneek Mehra, our Chief Financial Officer departed from his roles as principal financial officer and principal accounting officer of us, and his last day with us was on April 30, 2026. Effective April 21, 2026, we appointed Mr. Elmelech as our principal financial officer and Marc Cobo, our Vice President of Finance and Controller, as our principal accounting officer.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

Additionally, we rely on our clinical advisory board and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. Most of these advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, We may lose our services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with us. In particular, if we are unable to maintain consulting or employment relationships with other scientific and clinical advisors, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed. For example, if we are no longer able to access our network of physician-scientists, our ability to define and characterize patients’ needs for future product candidate development may be negatively affected.

In order to successfully implement our development and commercialization plans and strategies, and as we grow as a public company, we expect to need significant additional managerial, operational, financial, sales, marketing and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for BBO-8520, BBO-10203 and BBO-11818 and our discovery programs, while complying with any contractual obligations to contractors and other third parties;

•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize BBO-8520, BBO-10203 and BBO-11818 or any future product candidate from our discovery programs and, accordingly, may not achieve our research, development and commercialization goals.

Our reliance on a limited number of employees who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.

As of June 30, 2026, we had 88 full-time employees, upon whom we rely for various administrative, research and development, and other services. The small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security incidents, data breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data. Such security incidents, data breaches, and other unauthorized activities could result in additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations, and potentially significant delays in our delivery to market.

Despite the implementation of security measures, our systems and the systems of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security incidents or data breaches. We and the third parties upon which we rely face a variety of evolving threats, including from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties as well as from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). Security incidents, data breaches and other adverse activity may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. These attacks and activity are also being facilitated or enhanced by evolving technologies, including artificial intelligence. The risk of a security incident, data breach or other disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. Attempts to disrupt or gain unauthorized access to us and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Also, many of our employees are working remotely. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a security incident or data breach, there is no guarantee that these measures will be adequate to safeguard all systems.

Like other companies in the industry, we, and our third party vendors, have experienced threats and security incidents relating to their information technology systems and infrastructure. To the extent that any disruption, security incident, or data breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information and personal data) or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage. Further, in such an event, the development and commercialization of our product candidates could be delayed. There can be no assurance that our data protection efforts, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, data breaches or other security incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, our data. Such events could have a material adverse effect upon our reputation, business, operations or financial condition.

For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data, as well as claims or investigations from regulators or other third parties. Furthermore, significant disruptions of our internal information technology systems, security incidents or data breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. Such harm may include significant expenses, remediation costs, litigation, disputes, claims by third parties and regulatory actions or investigations. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to financial exposure related to the investigation of the security incident or data breach (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of data, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse effect on our business.

Notifications, follow-up actions, claims and investigations related to a security incident or data breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents and data breaches, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident or data breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption, data breach or security incident were to result in a loss, destruction or alteration of, or damage to, our data (including personal data), or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations. Moreover, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with state, federal and/or international privacy and security laws.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in those contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure, security incident, or data breach of, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of our merit, could be costly and divert management attention.

Our updating of our business systems could result in implementation issues and business disruptions

We have, and will continue to, update and consolidate systems and automate processes across many parts of our business, using a variety of systems, including the implementation of new enterprise resource planning (“ERP”) software. Specifically, we implemented a new ERP system as of January 1, 2026. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is highly complex and success requires addressing a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed reporting, billing errors, and accounting errors.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect our adoption, and therefore our business. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our business processes to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The development of artificial intelligence models requires resources for design, development, testing and maintenance. If we enable or uses models that contain actual or perceived biases, or otherwise draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

In addition, the use of artificial intelligence technologies can give rise to intellectual property and data privacy risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative artificial intelligence tools.

Further, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) originally entered into force on August 1, 2024, and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus on AI. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by the these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Our operations are vulnerable to interruption by flood, fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

Our corporate headquarters are located in South San Francisco, California. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemic or other disasters and we do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our operations and financial condition and increase costs and expenses.

We have never commercialized a product candidate as a company before. If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

We have never commercialized a product and currently do not have and has never had a significant marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that it will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the U.S.;
•
foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
•
approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•
the impact of pandemics or other public health emergencies, natural disasters and geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical events, including war and terrorism, trade policies, treaties and tariffs.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our federal net operating loss (“NOL”) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Cut and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2025, we had available federal NOL carryforwards of approximately $148.8 million and available state NOL carryforwards of approximately $129.8 million.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. Our ability to utilize our NOL carryforwards could have a material adverse effect on our cash flows and results of operations.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, product candidates, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
the issuance of our equity securities;
•
assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
•
retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products, product candidates and marketing approvals; and
•
our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Adverse events in the field of oncology or the biopharmaceutical industry could damage public perception of our current or future product candidates and negatively affect our business.

The commercial success of our products, if approved, will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS pathway mutations, is novel and unproven. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our product candidates or products, if approved, may not be accepted by the general public or the medical community.

Future adverse events in oncology or the biopharmaceutical industry could also result in greater government regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our current or future product candidates.

Risks Related to our Intellectual Property

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine the priority of inventions with respect to one or more of our patents or patent applications or those of our future licensors. An unfavorable outcome may require us to cease using the related technology or to attempt to license rights to it from the prevailing party. our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials and development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to our, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property rights we own (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates we develop). We seek to protect our proprietary position by filing patent applications in the U.S. and select other countries related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. We do not yet have issued patents for all of our most advanced product candidates in all markets in which we may commercialize them, but we continue to actively pursue patent protection for our technology and product candidates in certain jurisdictions around the world. However, We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. If we are unable to obtain and maintain meaningful patent protection in jurisdictions important to our business for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies, our business, financial condition, results of operations and prospects could be adversely affected.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain or defend all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances involving technology that we may license from third parties, we may not have the sole right to control the preparation, filing and prosecution of patent applications or to maintain, enforce and defend the in-licensed patents. Therefore, any in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.

The patent rights of pharmaceutical and biotechnology companies, like us, generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents, particularly those related to oncology, has emerged in the U.S. The relevant patent laws and their interpretation outside of the U.S. are also uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patent eligibility of certain inventions or discoveries relating to biotechnology. These decisions conclude, among other things, that abstract ideas, natural phenomena and laws of nature are not themselves patent eligible subject matter. Precisely what constitutes a law of nature or abstract idea is uncertain, and certain aspects of our technology could be considered ineligible for patenting under applicable law. In addition, the scope of patent protection outside the U.S. is uncertain, and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law precludes the patentability of methods of treatment of the human body by surgery or therapy. We cannot predict whether the patent applications we are currently pursuing will issue as patents that protect our technology and product candidates, in whole or in part, in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Changes in either the patent laws or interpretation of the patent laws in the U.S. or other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, affect the value or narrow the scope of our patent rights.

Further, third parties may have intellectual property rights relating to our product candidates of which we are unaware. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases are not published at all. Therefore, neither we nor our future licensors can know with certainty whether either we or our future licensors were the first to make the inventions claimed in the patent applications we own or any patents or patent applications we may own or in-license in the future, or that either we or any of our future licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and future in-licensed patent rights are uncertain. For example, currently unpublished patent applications may later publish and limit our ability to obtain valid and enforceable patents.

Moreover, any issued patents we do obtain or in-license may be challenged, invalidated, or circumvented. we or our future licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or to a foreign patent office, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our products without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents we may obtain. For these reasons and others, we may face competition with respect to our product candidates.

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and our scope can be reinterpreted after issuance. Even if our owned and any future in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and any patents we do obtain may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Furthermore, our competitors may be able to circumvent any patents we obtain or in-licenses in the future by developing similar or alternative technologies or products in a non-infringing manner. For these reasons, even if we are successful in obtaining patents or in-licensing patents in the future, our patent portfolio may not provide us with sufficient rights to exclude others from using or commercializing technology and products similar or identical to any of our technology and product candidates for any period of time.

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

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized.

Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the U.S. or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of our owned and any future in-licensed patent applications and the maintenance, enforcement or defense of any issued patents we may obtain or in-license.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals and biopharmaceuticals are particularly uncertain. For example, the USPTO regularly revises its policies and procedures for patent examination. Future political changes may impose new difficulties in obtaining patent protection. This combination of events has increased uncertainty with respect to the validity and enforceability of patents once obtained. Similarly, foreign courts and patent offices have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. we cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain patent protection in the future.

We may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate patents or other intellectual property that we own or licenses. As a result, we or our future licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time-consuming. Any claims we assert against others could provoke them to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on the extent to which we obtain and enforces patent claims that cover our technology, inventions, and improvements.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. In a patent infringement proceeding, the perceived infringers could counterclaim that the patents us or our licensors have asserted are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non- enablement. Grounds for an unenforceability assertion include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings in the European Patent Office. The outcomes of allegations of invalidity or unenforceability are unpredictable. With respect to validity, for example, even if we are successful in obtaining patents or in-licensing patents, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our future licensing partners were unaware during prosecution.

An adverse result in any such proceeding could put one or more of the patents that we may own or in-license in the future at risk of being invalidated or interpreted narrowly, and could put any of our present or future owned or in-licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop a third party from using the technology at issue in a proceeding, for example, on the basis that we owned or in-licensed patents do not cover that technology. Furthermore, if the breadth or strength of protection provided by our patent applications and any future patents is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, diagnostic tests or services.

In addition, interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or any future patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise funds as needed to continue our clinical trials and discovery programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during litigation. Any of the foregoing could allow third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations and prospects.

Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We have been and may in the future be threatened with, and may in the future become party to, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates may be subject to claims that they infringe the patent rights of third parties. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, future litigation may be initiated by patent holding companies or other third parties who have no relevant product or service revenue and against whom our future patents, if any, may provide little or no deterrence or protection. Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources and management attention to defend. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. Because patent applications can take many years to issue, pending patent applications may result in issued patents that our product candidates infringe. For example, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the discovery, use or manufacture of our product candidates or technologies. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe the intellectual property rights of third parties. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property rights. Parties making claims against us may also obtain injunctive or other equitable relief. For example, if any third-party patents were held to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidates. In the event of a successful claim of infringement against us, we may also have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, indemnify customers, collaborators or other third parties, seek new regulatory approvals, and redesign our infringing products, which may not be possible or practical. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we may be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and could require us to make substantial licensing and royalty payments. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property rights of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to obtain licenses from third parties on commercially reasonable terms, our business could be adversely affected.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from the third parties. The in-licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to sell, assign or license rights to us. In addition, we expect that competition for the in-licensing or acquisition of third-party intellectual property rights for product candidates that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, such as substantial licensing or royalty payments, our business could be materially and adversely affected. If we are unable to obtain a necessary license, the third parties owning such intellectual property rights could seek an injunction prohibiting our sales or we may be unable to otherwise develop or commercialize the affected product candidates, which could materially harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain rights to required third-party intellectual property rights, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing they nor to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in any future intellectual property licenses with third parties that we may enter into, or otherwise experiences disruptions to our business relationships with future licensors, we could lose intellectual property rights that are important to our business.

We may in the future enter into licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with those obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in us having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.

For example, disputes may arise regarding intellectual property that is or becomes subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other matters of contract interpretation;
•
whether and the extent to which our technology and processes infringe the intellectual property rights of the licensor that are not subject to the licensing agreement;
•
whether our licensee or our licensor had the right to grant the license agreement;
•
whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property rights without their authorization;
•
our involvement in the prosecution of licensed patents and our licensors’ overall patent enforcement strategy;
•
the amounts of royalties, milestones or other payments due under the license agreement;
•
the sublicensing of patent and other rights under collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners; and
•
the priority of application of patented technology.

If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements.

In addition, intellectual property license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we may in-license. If other third parties have ownership rights to patents and/or patent applications we may in-license, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our in-licensed patents in order to enforce such patents against third parties, and we may not receive such cooperation. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Despite our efforts, our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors could seek regulatory approval for and market products and technologies identical to us. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to us, and our ability to successfully commercialize our technology and products will be impaired.

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Third parties may attempt to develop and commercialize competitive products in foreign countries where we do not have any patent protection and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., and even where such protection is nominally available, adequate judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling our inventions in such countries or importing products made using our inventions into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own products and, further, may export otherwise infringing products to territories where we do obtain patent protection or future licenses but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of any patents we do obtain or in-license or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect, to the same extent as the U.S. or at all, inventions that constitute new methods of treatment.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we obtain at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We work with third-party contractors located in China to develop certain of our intellectual property. On December 1, 2020, the Chinese government implemented a new Export Control Law which regulates the export of certain technologies outside of China. As currently implemented, we do not believe the Export Control Law applies to our product candidates, and we do not expect it to impact our business; however the Export Control Law could be amended in the future in a way that could adversely affect our business.

Many countries, including India, China and certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we do obtain or in-license patents and we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations, and prospects may be adversely affected.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•
we or our licensors or collaborators, might not have been the first to apply for the issued patent or pending patent application that we license or own now or in the future;
•
we or our licensors or collaborators, might not have been the first to file patent applications covering certain of our or our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
it is possible that our present or future pending patent applications (whether owned or licensed) will not lead to issued patents;
•
issued patents that we holds rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm our business; and
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in our owned or future in-licensed patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, our or our future licensors may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not identify relevant third-party patents or pending patent applications or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates.

We are developing certain product candidates in highly competitive areas and cannot guarantee that any patent searches or analyses that we may conduct, including the identification of relevant patents or pending patent applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patents or pending patent applications covering our product candidates could have been or may be filed in the future by third parties without our knowledge. Additionally, patents and pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the manufacturing or use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or pending patent application or that we are otherwise free to operate in relation to our product candidates. We may also incorrectly predict whether a third party’s pending application will issue with claims of relevant scope, or incorrectly determine the expiration date of any patent in the U.S. or abroad that we consider relevant. Any failure by us to identify and correctly interpret relevant patents or pending patent applications may negatively impact our ability to develop and market our product candidates.

If we fail to identify or correctly interpret relevant patents, we may be subject to infringement claims or otherwise be forced to obtain licenses to relevant patents or pending patent applications, which may require us to pay significant royalties, license fees or other payments. We cannot guarantee that we will be able to successfully settle or otherwise resolve any infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, potentially including in the form of future royalties, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringes the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Inventions contained within our owned and in-licensed patents and patent applications have been, and we may in the future develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercises its “march-in” rights in any future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we may license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of such third parties, or that they have wrongfully used or disclosed alleged trade secrets of their current or former employers, or that we have misappropriated their intellectual property, or that they own what we regards as our own intellectual property.

Many of our employees, physician-scientist partners, consultants and contractors are or were previously employed at or engaged by universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Many of them executed proprietary rights, non- disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that the individuals who work for us do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated the intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. We may also be subject to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could harm our business.

In addition, while it is our policy to require our employees, physician-scientist partners, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining such an agreement from each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, assignment agreements and related agreements may be interpreted under the laws of a foreign country, which may be unpredictable. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we fail in prosecuting or defending any such claims, we may be required to pay monetary damages, and we may also lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, our business and competitive position would be adversely affected.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, unpublished patent applications or other confidential research, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.

Furthermore, we expect that, over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely affected.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of its information technology systems. These security measures may be breached or otherwise accessed in an unauthorized manner, and we may not have adequate remedies for any breach.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition or cancellation proceedings. This can be time-consuming and expensive, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a trademark of our is not valid or is unenforceable, or may determine another trademark is not infringing our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to our, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Trademark applications we may file in the future may not proceed to registration and/or may be opposed by third parties. Even if such applications proceed to registration, third parties may challenge our use of such trademarks or seek to invalidate our registration in the future. Other companies in our industry may be using trademarks that are similar to ours and may in the future allege that the use of our trademarks in connection with our products infringes or otherwise violates their trademark rights. Trademark-granting authorities may decide to investigate our trademarks on their own initiative if they believe that there may be potential issues to be resolved. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect and enforce our trademarks and impede our marketing efforts in the countries in which we operate. Over the long term, if we are unable to establish brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

If we do not obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, which if granted could extend the term of our marketing exclusivity for any product candidates we may develop, our business may be materially and adversely affected.

In the U.S., the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on any patents that issue covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted patent term extension either in the U.S. or in any foreign country, even where we obtain a patent that is eligible for patent term extension, if, for example, an applicable government authority determines that we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

Furthermore, for any patents we may in-license in the future, we may not have the right to control prosecution, including filing with the USPTO, of a petition for patent term extension under the Hatch-Waxman Act. Thus, if a patent we in-licenses in the future is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed or whether the requested extension is obtained from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain or in-license patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we or our future licensors submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.

Risks Related to our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners (collectively, partners) to conduct and support our preclinical studies and clinical trials under agreements with us and plans to continue to do so for future preclinical studies and clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include, among others: (i) clinical conduct support from CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities reduces our control over these activities. As a result, we have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in efforts to, successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Our manufacturing process need to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products either at a third party’s facility or in any our facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and business.

If our third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. and local laws in other foreign jurisdictions governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

If we decide to establish collaborations but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates may require additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase near and long-term expenditures, issue securities that dilute existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our discovery programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may enter into collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

If we enter into any collaboration arrangements with any third parties for the development and commercialization of our product candidates, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•
We may grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
•
collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan development of our product candidates;
•
collaborators may own or co-own intellectual property covering our products or product candidates that result from us collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Some of the third parties upon whom we currently rely for the supply of the active pharmaceutical ingredients, drug product and starting materials used in our product candidates are our sole source of supply, and the loss of any of these suppliers could delay our development efforts and harm our business.

The API, drug product and starting materials used in our product candidates are currently supplied to us primarily from sole-source suppliers pursuant to quotations or proposals issued on an as-needed basis under master services agreements entered into between us and the corresponding suppliers in the ordinary course, on terms customary in the industry for similarly-situated biopharmaceutical companies. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and starting materials for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization.

In addition, we do have arrangements in place for a redundant or second-source supply of API, drug product or starting materials in the event any of our current suppliers of such API, drug product or starting materials ceases our operations for any reason, although manufacturing with such second-source supply is currently expected to begin in 2026. Although we believe such second-source supply or other alternative second-source supplies could be made available to it on the timelines necessary to operate in accordance with our current business plans, if any of our current or planned third-party suppliers or manufacturers ceases our operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet our needs, it could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and starting materials prior to or after submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for our products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for our products on a timely basis in the past, they may subordinate our needs in the future to our other customers.

Establishing additional or replacement suppliers for the API, drug product and starting materials used in our product candidates, if required, may not be accomplished within the timeframes required to avoid delays in our development and commercialization efforts. When we find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in delays. While we seek to maintain adequate inventory of the API, drug product and starting materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product or starting materials from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If any of the analysts who cover our issue adverse or misleading research or reports regarding us, our business model, intellectual property, stock performance or market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, as determined by our Board, and recognizes the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;
•
our ability to enroll patients in clinical trials and the timing of enrollment;
•
the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•
expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•
the timing and outcomes of preclinical studies and clinical trials for BBO-8520, BBO-10203 and BBO-11818 and any product candidates from our discovery programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with BBO-8520, BBO-10203 and BBO-11818 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of BBO-8520, BBO-10203 and BBO-11818 or product candidates from any of our discovery programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with BBO-8520, BBO-10203 and BBO-11818 or any of our discovery programs;
•
our ability to commercialize BBO-8520, BBO-10203 and BBO-11818 or product candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
•
our ability to establish and maintain collaborations, licensing or other arrangements;
•
our ability to adequately support future growth;
•
potential unforeseen business disruptions that increase our costs or expenses;
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing, volatile and instable global economic and political environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of future performance. This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Several of our principal stockholders own a significant percentage of our Common Stock and can exert significant control over matters subject to stockholder approval.

Holders of 5% or more of our capital stock and our respective affiliates collectively beneficially own in excess of 50% of our outstanding common stock. In addition, several of our directors, including Frank McCormick, Neil Kumar, Raymond Kelleher and Bihua Chen are affiliated with certain of our large stockholders. Additionally, Dr. Kumar, the Chief Executive Officer of BridgeBio Pharma, was appointed as our Executive Chairman in April 2026. Our principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our certificate of incorporation and bylaws or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of our securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares of common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. Our board of directors or the compensation committee thereof may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at our discretion, subject to stockholder approval in the case of our 2025 Plan. We expect to file registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We have increased costs as a result of operating as a public company, and our management devotes substantial time to related compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. We will have to hire additional accounting, finance, and other personnel in connection with becoming a public company. Our management and other personnel devote a substantial amount of time to these compliance initiatives and we cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to maintain effective disclosure and financial controls and to make a formal assessment of the effectiveness of our internal control over financial reporting.

We have in the past identified a material weakness in our internal controls over financial reporting. If we identify additional material weaknesses in the future or otherwise fails to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. This assessment needs to include the disclosure of any material weaknesses in such internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis

In connection with the preparation and audit of our financial statements for the years ended December 31, 2024 and 2023, our management identified a material weakness in our internal control over financial reporting related to a lack of sufficient full-time personnel.

During 2025, we identified and implemented remedial measures to address the control deficiencies that led to the material weakness and determined that our internal controls over financial reporting were effective as of December 31, 2025.

Although we have remediated this material weakness and have not identified any material weaknesses in connection with the finalization of our consolidated financial statements as of and for the year ended December 31, 2025, we cannot provide assurance that we will not identify other material weaknesses in the future.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, it may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of annual or quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access equity or debt capital or commercial lending markets, or other material adverse effects on its business, reputation, results of operations, financial condition or liquidity. our investors could lose confidence in our reported financial information, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Incorrect estimates, including those related to the size of our addressable patient populations and markets, or assumptions by management in connection with the preparation of our condensed consolidated financial statements could adversely affect our reported assets, liabilities or expenses.

Our projections of both the number of people who have the diseases our product candidates are targeting, as well as the subset of people with such disease who have the potential to benefit from treatment with any of our product candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with RAS-dependent cancers may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to. We may not be successful in our efforts to identify additional product candidates. Assumptions made by management in connection with the preparation of our condensed consolidated financial statements could adversely affect our reported assets, liabilities or expenses if our estimates of the addressable patient populations and markets are incorrect.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipates that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

General Risk Factors

Anti-takeover provisions in our Charter and Bylaws and Delaware law might discourage, delay or prevent a change in control of us or changes in our management and, therefore, depress the market price of common stock.

Our Charter and Bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of the Company or changes in our management that our stockholders may deem advantageous. These provisions, among other things, include:

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder actions through written consent, which requires that all stockholder actions be taken at a meeting of the Company stockholders;

•
a requirement that special meetings of stockholders be called only by our board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•
advance notice requirements for stockholder proposals and nominations for election to the Company’s board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of the Company’s voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action; and
•
the authority of the our Board to issue preferred stock on terms determined by our board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of the Charter, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for common stock.

Our Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the us or our directors, officers, or employees.

Our Bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware are the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or the Bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. The Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in the Bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in the Bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Company’s Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Trade disputes could also adversely impact supply chains which could now or in the future increase costs for us or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets to our business.

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

Following the Closing of the Business Combination, we have determined we remain a smaller reporting company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025 (incorporated by reference to Exhibit 2.1 the Registrant's Form 10-Q filed on May 12, 2026).

2.2

Amendment No. 1 to Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix Merger Sub, Inc., dated as of June 17, 2025 (incorporated by reference to Exhibit 2.2 the Registrant's Form 10-Q filed on May 12, 2026).

3.1	BridgeBio Oncology Therapeutics, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
3.2	BridgeBio Oncology Therapeutics, Inc. Bylaws (incorporated by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed on August 12, 2025).
4.1	Specimen Common Stock Certificate of BridgeBio Oncology Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 in the Registrant’s proxy statement/prospectus filed on July 9, 2025).
10.1*	Amendment No. 9 to Transition Services Agreement, by and among TheRas, Inc., BridgeBio Services, Inc., BridgeBio Oncology Therapeutics, Inc. and BridgeBio Pharma LLC as of June 23, 2026.
10.2*#	Employee Offer Letter, dated May 11, 2026, by and between BridgeBio Oncology Therapeutics, Inc. and Pedro Beltran
10.3*#	Employee Offer Letter, dated May 11, 2026, by and between BridgeBio Oncology Therapeutics, Inc. and Idan Elmelech
10.4*#	Consulting Agreement, dated April 21, 2026, by and between BridgeBio Oncology Therapeutics, Inc. and Eli Wallace.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

# Indicates a management contract or compensatory plan.

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

BRIDGEBIO ONCOLOGY THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Pedro J. Beltran
Pedro J. Beltran, Ph.D.
Chief Executive Officer

Date: August 11, 2026	By:	/s/ Idan Elmelech
Idan Elmelech
Chief Operating and Principal Financial Officer