Form 10-Q
period 2026-09-30
BridgeBio Oncology Therapeutics, Inc.
filed 2026-11-10
CIK 1869105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the Registrant had 80,251,267 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,479	$373,687
Short-term marketable securities	117,390	51,773
Receivables from related parties	155	386
Prepaid expenses and other current assets	14,302	6,550
Total current assets	208,326	432,396
Long-term marketable securities	121,462	—
Property and equipment, net	815	956
Operating lease right-of-use asset	1,987	2,330
Other non-current assets	13,502	12,567
Restricted cash	132	132
Total assets	$346,224	$448,381
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,261	$1,374
Accrued compensation and benefits	5,267	5,746
Accrued research and development liabilities	32,681	25,951
Accrued professional services	1,652	674
Payables to related parties	232	534
Operating lease liability, current	571	522
Other accrued liabilities	362	240
Total current liabilities	51,026	35,041
Operating lease liability, noncurrent	1,810	2,244
Total liabilities	52,836	37,285
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2026 or December 31, 2025	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 or December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 80,234,557 and 79,991,768 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	784,378	767,639
Accumulated deficit	(489,303)	(356,567)
Accumulated other comprehensive income (loss)	(1,695)	16
Total stockholders’ equity	293,388	411,096
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$346,224	$448,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development(1)	$29,593	$35,052	$118,620	$83,125
General and administrative(2)	7,895	14,129	25,234	19,286
Total operating expenses	37,488	49,181	143,854	102,411
Loss from operations	(37,488)	(49,181)	(143,854)	(102,411)
Other income, net:
Interest income	3,262	3,444	10,757	6,919
Income from transition services agreements	87	1,010	506	1,010
Change in fair value of participation right liability	—	—	—	(725)
Other expense	(37)	(30)	(145)	(40)
Total other income, net	3,312	4,424	11,118	7,164
Net loss	$(34,176)	$(44,757)	$(132,736)	$(95,247)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(1.03)	$(1.66)	$(6.49)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,184,540	43,491,085	80,110,047	14,684,990

(1)
Research and development expenses include related party amounts of $3 and $153 for the three months ended September 30, 2026 and 2025, respectively, and $376 and $590 for the nine months ended September 30, 2026 and 2025, respectively.
(2)
General and administrative expenses include related party amounts of $7 and $7,905 for the three months ended September 30, 2026 and 2025, respectively, and $85 and $8,274 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive loss, net of tax:
Net loss	$(34,176)	$(44,757)	$(132,736)	$(95,247)
Unrealized loss on marketable securities	(736)	(15)	(1,711)	(312)
Comprehensive loss	$(34,912)	$(44,772)	$(134,447)	$(95,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2025	—	$—	79,991,768	$8	$767,639	$(356,567)	$16	$411,096
Exercise of common stock options for cash	—	—	97,163	—	416	—	—	416
Stock-based compensation	—	—	—	—	3,871	—	—	3,871
Unrealized loss on marketable securities	—	—	—	—	—	—	(997)	(997)
Net loss	—	—	—	—	—	(42,106)	—	(42,106)
Balance as of March 31, 2026	—	$—	80,088,931	$8	$771,926	$(398,673)	$(981)	$372,280
Exercise of common stock options for cash	—	—	8,719	—	37	—	—	37
Vesting of restricted stock units	—	—	17,352	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,227	—	—	7,227
Unrealized gain on marketable securities	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(56,454)	—	(56,454)
Balance as of June 30, 2026	—	$—	80,115,002	$8	$779,190	$(455,127)	$(959)	$323,112
Exercise of common stock options for cash	—	—	104,890	—	478	—	—	478
Vesting of restricted stock units net of shares withheld for taxes	—	—	14,665	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	4,746	—	—	4,746
Unrealized loss on marketable securities	—	—	—	—	—	—	(736)	(736)
Net loss	—	—	—	—	—	(34,176)	—	(34,176)
Balance as of September 30, 2026	—	$—	80,234,557	$8	$784,378	$(489,303)	$(1,695)	$293,388

Balance as of December 31, 2024	36,386,702	$323,358	28,415	$—	$43,538	$(222,523)	$348	$(178,637)
Conversion of Series B redeemable convertible preferred stock into common stock	(21,783)	(189)	21,783	—	189	—	—	189
Stock-based compensation	—	—	—	—	627	—	—	627
Unrealized loss on marketable securities	—	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(22,055)	—	(22,055)
Balance as of March 31, 2025	36,364,919	$323,169	50,198	$—	$44,354	$(244,578)	$191	$(200,033)
Issuance of Series B redeemable convertible preferred stock for cash consideration and settlement of participation right liability	2,509,446	26,052	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	875	—	—	875
Unrealized loss on marketable securities	—	—	—	—	—	—	(140)	(140)
Net loss	—	—	—	—	—	(28,435)	—	(28,435)
Balance as of June 30, 2025	38,874,365	$349,221	50,198	$—	$45,229	$(273,013)	$51	$(227,733)
Conversion of redeemable convertible preferred stock into common stock	(38,874,365)	(349,221)	38,874,365	4	349,217	—	—	349,221
Issuance of common stock in connection with reverse recapitalization and PIPE Financing, net of issuance costs	—	—	40,272,147	4	360,786	—	—	360,790
Stock-based compensation	—	—	—	—	1,425	—	—	1,425
Fair value of common stock issuable to related party	—	—	—	—	7,769	—	—	7,769
Unrealized loss on marketable securities	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(44,757)	—	(44,757)
Balance as of September 30, 2025	—	$—	79,196,710	$8	$764,426	$(317,770)	$36	$446,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

BridgeBio Oncology Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(132,736)	$(95,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	226	196
Stock-based compensation	15,844	2,927
Fair value of common stock issuable to related party	—	7,769
Change in fair value of participation right liability	—	725
Net amortization (accretion) of premiums and discounts on marketable securities	454	(1,171)
Amortization of right-of-use assets	343	220
Other non-cash adjustments, net	11	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,752)	(4,365)
Other non-current assets	(935)	(398)
Accounts payable	8,888	577
Accrued compensation and benefits	(479)	667
Accrued research and development liabilities	6,730	15,831
Accrued professional services	1,099	480
Operating lease liabilities	(386)	74
Other accrued liabilities	122	(7)
Balances due to and from related parties	(72)	62
Net cash used in operating activities	(108,643)	(71,660)
Investing activities
Maturities and sales of marketable securities	146,874	128,976
Purchases of marketable securities	(336,129)	(62,881)
Purchases of property and equipment	(84)	(533)
Net cash (used in) provided by investing activities	(189,339)	65,562
Financing activities
Proceeds from reverse recapitalization and PIPE Financing	—	373,457
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	22,222
Payment of deferred transaction costs	(121)	(11,691)
Exercise of common stock options for cash	931	—
Repurchase of RSU shares to satisfy tax withholding	(36)	—
Net cash provided by financing activities	774	383,988
Net (decrease) increase in cash, cash equivalents, and restricted cash	(297,208)	377,890
Cash, cash equivalents, and restricted cash at beginning of period	373,819	30,983
Cash, cash equivalents, and restricted cash at end of period	$76,611	$408,873
Supplemental disclosures of non-cash investing and financing activities:
Settlement of participation right liability upon issuance of Series B redeemable convertible preferred stock	$—	$3,830
Right-of-use asset recognized in exchange for operating lease liabilities	$—	$2,706
Deferred de-SPAC transaction costs included in accrued professional services and other accrued liabilities	$—	$976

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

de-SPAC Transaction

On February 28, 2025, TheRas, Inc. (“Legacy BBOT”), a privately held Delaware corporation, entered into a definitive business combination agreement (“Business Combination Agreement”) with Helix, a publicly traded special purpose acquisition company (“SPAC”) listed on Nasdaq under the ticker symbol “HLXB.”

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

These condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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

Liquidity

Since its inception through September 30, 2026, the Company has incurred net losses. As of September 30, 2026, the Company had an accumulated deficit of $489.3 million and incurred net losses of $34.2 million and $44.8 million during the three months ended September 30, 2026 and 2025, respectively, and $132.7 million and $95.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had a balance of cash, cash equivalents, and marketable securities of $315.3 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through nonclinical and clinical development, enhances its approach and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property, operates as a public company, and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan, including the development and commercialization of its product candidates if approved. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, potential collaborations, licensing agreements, or other sources. Such activities are subject to significant risks and uncertainties.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, marketable securities, and restricted cash are financial instruments that subject us to significant concentrations of credit risk. These financial instruments are held in financial institutions in the United States. At times, the amounts on deposit may exceed federally insured limits. We believe that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to the amounts deposited. The Company has not experienced any credit losses associated with its balances in such accounts through September 30, 2026.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2026, cash and cash equivalents consisted of money market funds, commercial paper, and corporate debt securities. As of December 31, 2025, cash and cash equivalents consisted of money market funds and commercial paper. Restricted cash represented security deposits in the form of a letter of credit issued in connection with the Company’s lease agreement. The cash, cash equivalents, and restricted cash balance included the following (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$459	$624
Cash equivalents	76,020	373,063
Restricted cash	132	132
Total cash, cash equivalents, and restricted cash	$76,611	$373,819

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed consolidated balance sheets and are considered available-for-sale. The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments, unless intended to fund current operations.

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

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income or loss. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, changes in interest rates, market conditions, changes to the underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses and any subsequent improvements are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income or loss. No allowance for credit losses has been recorded as of September 30, 2026 or December 31, 2025.

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

Leases

The Company determines if an arrangement contains a lease at inception and the classification of the lease on the commencement date. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The Company determines whether leases meet the classification criteria of a finance or operating lease considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2026, our lease population consisted primarily of real estate operating leases. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. Right-of-use assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. Lease incentives are included in the calculation of lease liability as of the commencement date to the extent it is probable that the Company will utilize them.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the asset’s estimated useful life. Our property and equipment consist of purchased software with an estimated useful life of 3 years, lab equipment with an estimated useful life of 5 years and leasehold improvements amortized over the shorter of 5 years or the remaining lease term. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Depreciation expense for property and equipment was $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to the future net undiscounted cash flows the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment charges related to long-lived assets have been recorded during the three and nine months ended September 30, 2026 and 2025.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development trials and consumables expenses	$20,139	$26,724	$86,515	$60,010
Payroll and personnel expenses	7,721	6,730	26,810	18,280
Facilities and other expenses	1,733	1,598	5,295	4,835
Total research and development	$29,593	$35,052	$118,620	$83,125

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

Receivables from and Payables to Related Parties

Receivables from and payables to related parties represent the amounts due from and to various BridgeBio Pharma entities, which are expected to be settled in cash within 12 months from the reporting date.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, costs associated with laboratory supplies, nonclinical studies, clinical trials, and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities performed by third-party service providers, including nonclinical studies, clinical trials, and contract manufacturing. We record the estimated costs of research and development activities based on the estimated amount of services provided but not yet invoiced and include these costs in accrued research and development liabilities in the condensed consolidated balance sheets and within research and development expenses in the condensed consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. Examples of estimated research and development expenses that we accrue include:

•
Fees paid to contract research organizations (“CROs”) in connection with nonclinical and toxicology studies and clinical trials;
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

General and Administrative Expenses

General and administrative expenses represent salaries, benefits, and other personnel-related costs, including stock-based compensation, fair value of common stock issued to a related party (refer to Note 12), costs related to third-party service providers, and professional and legal fees.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. The costs allocated to acquire in-process research and development (“IPR&D”) with no alternative future use are expensed as research and development as of the asset acquisition date. Contingent consideration payments for asset acquisitions include development, regulatory, and sales-based milestone payments due upon the occurrence of a specific event. Contingent payments are recognized when the milestone is met unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the cost of the asset acquired. None of the contingent payments represented a derivative through September 30, 2026. Upon recognition of the contingent consideration payment, the amount is expensed as research and development expense if it relates to IPR&D with no alternative future use or capitalized if it relates to a developed product, which is generally when clinical trials have been completed and regulatory approval obtained.

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

Accrued Milestone Compensation Arrangements

Historically we have had performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled upon achievement of certain contingent milestones in the form of (1) cash, (2) equity of BridgeBio Pharma, or (3) cash or equity of BridgeBio Pharma or the Company at the issuer’s sole election. No performance milestone awards that may be settled in the Company’s shares or related liabilities were outstanding as of September 30, 2026 or December 31, 2025.

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

Participation Right Liability

The Company’s participation right liability represented the right granted to a third party to potentially participate in future Series B offerings at a fixed price of $8.8554 per share. The participation right was a freestanding instrument substantially similar to a written call option on the Series B shares that may be redeemed outside of the Company’s control. As such, the Company classified the participation right as a liability, remeasured at fair value, until its full exercise and settlement, which occurred in April 2025. Changes in the fair value of the participation right liability are presented separately in the condensed consolidated statements of operations during the nine months ended September 30, 2025. On the settlement date, in April 2025, the participation right liability was remeasured to the intrinsic value of the shares issued and reclassified to temporary equity.

Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2026 or 2025.

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

At the Closing, each outstanding share of Legacy BBOT common stock was exchanged for shares of BBOT common stock based on the Consideration Ratio of approximately 0.0889. For periods prior to the Closing, the reported share and per share information has been retroactively adjusted to reflect the Consideration Ratio (refer to Note 3).

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

Upon the Closing of the de-SPAC Transaction, the following occurred with respect to the equity of Legacy BBOT:

•
Each outstanding share of Legacy BBOT redeemable convertible preferred stock issued and outstanding as of the Closing date was converted into Legacy BBOT common stock;
•
The shares of Legacy BBOT common stock that were issued and outstanding immediately prior to the Closing were cancelled and converted into the right to receive 38,924,563 shares of the Company’s common stock at the Consideration Ratio; and
•
All outstanding and unexercised Legacy BBOT common stock options were converted into an aggregate of 4,078,552 common stock options of the Company with the same terms and conditions, adjusted based on the Consideration Ratio.

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

4. Fair Value Measurements and Disclosures

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$70,331	$—	$—	$70,331
Commercial paper	—	4,171	—	4,171
Corporate debt securities	—	1,518	—	1,518
Total cash equivalents	70,331	5,689	—	76,020
Short-term marketable securities:
Commercial paper	—	23,057	—	23,057
Corporate debt securities	—	86,343	—	86,343
Certificates of deposit	—	7,990	—	7,990
Total short-term marketable securities	—	117,390	—	117,390
Long-term marketable securities:
U.S. Treasury securities	—	2,856	—	2,856
Corporate debt securities	—	118,606	—	118,606
Total long-term marketable securities	—	121,462	—	121,462
Total marketable securities	—	238,852	—	238,852
Total assets	$70,331	$244,541	$—	$314,872

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$366,348	$—	$—	$366,348
Commercial paper	—	5,484	—	5,484
Total cash equivalents	366,348	5,484	—	371,832
Short-term marketable securities:
Commercial paper	—	7,313	—	7,313
Corporate debt securities	—	44,460	—	44,460
Total short-term marketable securities	—	51,773	—	51,773
Total assets	$366,348	$57,257	$—	$423,605

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value and are classified as Level 1. The Company’s commercial paper, corporate debt securities, certificates of deposit, and U.S. Treasury securities are classified as Level 2, as their fair values are determined using observable market inputs obtained from third-party pricing services. The pricing services use industry-standard valuation models and observable inputs, including reported trades, broker-dealer quotes, bids or offers on the same or similar securities, issuer credit spreads, benchmark securities, prepayment and default projections based on historical data, and other observable inputs.

The Company's participation right liability was settled in full in April 2025 and was no longer outstanding as of December 31, 2025.

The following tables summarize the amortized cost and fair value of the Company’s marketable securities by major investment category for the periods indicated (in thousands):

	September 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$23,093	$—	$(36)	$23,057
Corporate debt securities	86,513	3	(173)	86,343
Certificates of deposit	8,004	1	(15)	7,990
Total short-term marketable securities	117,610	4	(224)	117,390
Long-term marketable securities:
U.S. Treasury securities	2,942	—	(86)	2,856
Corporate debt securities	119,995	10	(1,399)	118,606
Total long-term marketable securities	122,937	10	(1,485)	121,462
Total marketable securities	$240,547	$14	$(1,709)	$238,852

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$7,311	$2	$—	$7,313
Corporate debt securities	44,446	18	(4)	44,460
Total short-term marketable securities	$51,757	$20	$(4)	$51,773

Unrealized gains or losses on cash equivalents were not material as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, some of the Company's marketable securities were in an unrealized loss position, all of which had been in a continuous unrealized loss position for less than twelve months. The Company's investment portfolio consists primarily of investment-grade corporate debt securities, commercial paper, certificates of deposit, and U.S. Treasury securities. The Company does not intend to sell securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis. In evaluating whether unrealized losses resulted from credit losses, the Company monitors the credit quality of the portfolio on an ongoing basis and evaluates changes in issuer credit ratings, and other indicators of potential credit deterioration. When such indicators are identified, the Company performs a detailed evaluation of the issuer's financial condition and payment performance in assessing whether a credit loss exists. No allowance for credit losses was recorded as of September 30, 2026 and December 31, 2025.

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

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, the Company entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). The Company and Leidos executed subsequent amendments to the Leidos CRADA between January 2018 and September 2025 to clarify the scope and provide for term extensions. In December 2018, the Company and Leidos entered into a license agreement (“Initial Leidos License”), under which the Company was granted certain worldwide exclusive licenses to use the licensed compounds for its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. The Company and Leidos subsequently entered into three additional license agreements (“Additional Leidos Licenses”), including two related to KRASG12C inhibitor and PI3Kα breaker compounds that were executed in August 2022, and one related to the Pan-KRAS inhibitor executed in December 2023. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are referred to as the “Leidos Agreements”. In December 2025, the Company and Leidos executed an amendment to extend the expiration date of the Leidos CRADA by nine months to September 2026 and introduce an additional $1.5 million in contribution funding payments. In September 2026, the Company executed an amendment to the Leidos CRADA, with an effective date of August 12, 2026, to extend the expiration date to March 2027 and provide an additional $1.0 million in funding contribution payments, of which $0.5 million was paid in September 2026 upon execution of the amendment. As of September 30, 2026, payments made under the Leidos CRADA exceeded the related research and development expense recognized, resulting in a prepaid balance of $0.4 million, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Under the Additional Leidos Licenses, the Company previously incurred initial upfront fees of $1.8 million. The Company is required to pay Leidos annual license maintenance fees of $0.5 million, as well as royalties on net sales for such licensed compounds calculated using low single-digit percentages of annual net sales of licensed products. The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. Leidos is also entitled to receive a low double-digit percentage of the sublicensing income received by the Company. As of September 30, 2026, the Company is obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of September 30, 2026 and December 31, 2025, the Company recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which was included in accrued research and development liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, no further milestones had been achieved under the Leidos CRADA. The Company recognized research and development expenses of $0.6 million and nil for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $2.2 million, for the nine months ended September 30, 2026 and 2025, respectively, in connection with the Leidos Agreements.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, the Company entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’s high-performance computing systems. The Company and LLNS executed subsequent amendments to the LLNS CRADA between December 2019 and November 2025 to clarify the scope and provide for term extensions. In July 2022, the Company entered into an exclusive patent license agreement for KRASG12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, the Company entered into an exclusive license agreement with LLNS for research and development of a Pan-KRAS inhibitor. In July 2025, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan-KRAS inhibitor for non-oncology indications. These four agreements are collectively referred to as the LLNS Agreements. In November 2025, the Company and LLNS executed three separate amendments to the agreements for Pan-KRAS inhibitors, PI3Kα breakers, and KRASG12C inhibitors. These amendments were made to include new patent applications within the scope of patent rights. In November 2025, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date by six months to June 2026. In January 2026, the Company and LLNS executed an amendment to extend the LLNS CRADA expiration date another twelve months until June 2027 and included additional estimated funding contributions of $5.0 million to be paid by the Company over the remaining term. As of September 30, 2026, payments made under the LLNS CRADA exceeded the related research and development expense recognized, resulting in a prepaid balance of $0.4 million, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Upon execution of the LLNS Agreements, the Company paid initial upfront cash fees of $0.2 million. In addition, under the terms of the LLNS Agreements, the Company is required to pay LLNS certain annual license maintenance fees of $0.1 million and royalties to LLNS on net sales for such licensed compounds. With respect to such royalty obligations, the Company agreed to pay LLNS low single-digit percentage tiered royalties on annual net sales of licensed products, with a minimum royalty requirement ranging between $0.1 million and $0.5 million, depending on the anniversary of the first commercial sale of the products. The Company’s obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. LLNS is also entitled to receive half of the Company's sublicensing income, capped at $2.0 million per year for each indication. As of September 30, 2026, the Company is required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

During the three and nine months ended September 30, 2026, no milestones had been achieved and therefore no liabilities associated with the LLNS Agreements were recorded as of September 30, 2026 or December 31, 2025 on the condensed consolidated balance sheets. The Company recognized research and development expenses of $0.1 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, in connection with the LLNS Agreements.

6. Income from Transition Services Agreements

In August 2025, we entered into a transition services agreement (“TSA”) with an unrelated party (“TSA Party”) to provide certain services unrelated to our principal operations, which represent the only performance obligation under this arrangement. The Company recorded $0.1 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million for the three and nine months ended September 30, 2025, in connection with the TSA, which is presented separately as other income from transition services agreements in the condensed consolidated statements of operations.

7. Commitments and Contingencies

Other Research and Development Agreements

We may enter into contracts in the normal course of business with contract research organizations for clinical trials, contract manufacturing organizations for clinical supplies, and other vendors for nonclinical studies, supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges.

Cash Bonus with Performance Conditions

In May 2024, the Company committed to making a $3.0 million cash payment to an executive contingent upon the consummation of an equity financing, a change in control transaction, an initial public offering, or a reverse merger with a SPAC. The Company recorded a $3.0 million performance cash bonus payment to the executive upon closing of the de-SPAC Transaction, which was paid during the three months ended September 30, 2025. There have been no other cash bonuses with performance conditions recorded or paid during the three and nine months ended September 30, 2026.

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

In August 2025, the Company’s outstanding redeemable convertible preferred stock was converted into common stock, immediately before the Closing of the de-SPAC Transaction discussed in Note 3, and therefore there were no redeemable convertible preferred stock shares authorized or outstanding as of September 30, 2026 or December 31, 2025.

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

Dividends

The holders of the redeemable convertible preferred stock were entitled to receive noncumulative dividends at an annual rate of 8.0% of the original issuance price per share of the respective series when declared by the Company’s Board prior and in preference to any dividends on common stock. The holders of the redeemable convertible preferred stock had priority and were entitled to participate in any distributions to the holders of common stock on an as-converted basis. No dividends have been declared or paid by the Company since its inception and through September 30, 2026.

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

Shares Reserved for Issuance

The Company had the following shares reserved for issuance:

	September 30,	December 31,
	2026	2025
Common stock options issued and outstanding	12,222,399	9,035,498
Restricted Stock Units ("RSU"s) unvested and expected to vest	361,832	—
Shares available for issuance under the stock option and incentive plan	1,309,064	459,417
Shares available for issuance under the employee stock purchase plan	1,808,313	895,607
Shares available for issuance under the inducement plan	969,300	1,046,940
Total	16,670,908	11,437,462

Shelf Registration Statement and At-the-Market Offering Program

In September 2026, the Company filed with the SEC a shelf registration statement on Form S-3 (File No. 333-298697) (the “2026 Shelf”) which was declared effective by the SEC on September 10, 2026. The registration statement included a base prospectus covering the offering and sale of the Company's common stock, preferred stock, debt securities, warrants and units or any combination thereof, in an aggregate amount of up to $500.0 million. The Company also concurrently entered into a Sales Agreement (the “2026 ATM Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (collectively, the “2026 ATM Sales Agents”) with respect to an “at-the-market” offering program, under which the Company may sell from time to time at its sole discretion and pursuant to the sales agreement prospectus included in the 2026 Shelf, shares of common stock having an aggregate offering price of up to $200.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, the Company has agreed to pay the 2026 ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds from sales of its common stock. As of September 30, 2026, the Company had not sold any shares pursuant to the 2026 ATM Agreement.

9. Leases

In November 2024, the Company entered into an operating lease for approximately 10,934 square feet of office space in South San Francisco, California for 61 months. The Company has the option to renew for an additional four-year term. The renewal option was not reasonably certain to be exercised by the Company and was excluded from the lease term. The lease commenced in March 2025 and will expire in April 2030. As of September 30, 2026, the weighted average remaining lease term for the Company’s lease was 3.6 years, and the discount rate used was 7.40%.

The following table presents the amortization of the Company’s lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Fiscal year ended December 31:
2026 (three months)	$178
2027	730
2028	755
2029	782
2030	263
Total lease payments	$2,708
Less: imputed interest	(327)
Total operating lease liabilities	$2,381

Operating lease costs, including immaterial short-term lease costs, were $0.2 million for each of the three months ended September 30, 2026 and 2025, and $0.6 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for the nine months ended September 30, 2026. No cash was paid for lease payments during the nine months ended September 30, 2025, and the Company received $0.2 million of lease incentives from the lessor during the nine months ended September 30, 2025.

10. Stock-Based Compensation

Stock-based compensation is included under the following expense categories presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,683	$927	$6,008	$1,979
General and administrative	3,063	498	9,836	948
Total	$4,746	$1,425	$15,844	$2,927

Common Stock Options Issued and Other Equity-Based Awards Issued by the Company

2016 Equity Incentive Plan

In January 2017, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of stock-based incentive awards, including common stock options and other forms of stock-based compensation. Any cancelled or forfeited awards under the 2016 Plan become available for future issuances. As of September 30, 2026, no shares were reserved for future issuance under the 2016 Plan.

2025 Stock Option and Incentive Plan

In August 2025, the Company adopted the 2025 Stock Option and Incentive Plan (“2025 Plan”). The 2025 Plan provides for the grant of equity and equity-based incentive awards, such as stock options and other forms of stock-based compensation, to officers, employees, directors, and consultants. Any cancelled or forfeited awards under the 2025 Plan become available for future issuances. As of September 30, 2026, there were 1,309,064 shares available for future grants under the 2025 Plan.

2025 Employee Stock Purchase Plan

In August 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of BBOT’s common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is less. As of September 30, 2026, there were 1,808,313 shares available for future grants under the ESPP.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (“2025 Inducement Plan”) to be used for grants of equity-based awards to individuals who were not previously its employees or directors as an inducement for entry into employment. Any cancelled or forfeited awards under the 2025 Inducement Plan become available for future issuances. As of September 30, 2026, there were 969,300 shares available for future grants under the 2025 Inducement Plan.

Outstanding Common Stock Options

The Company had the following common stock options outstanding:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	9,035,498	$7.79	9.0	$42,771
Granted	5,658,443	9.66
Exercised	(210,772)	4.42
Forfeited and cancelled	(2,260,770)	9.55
Outstanding as of September 30, 2026	12,222,399	$8.39	8.8	$47
Exercisable as of September 30, 2026	3,607,360	$7.22	8.1	$47

The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying stock options as of each reporting date.

Outstanding equity awards held by executive officers and senior management generally provide for accelerated vesting if the holder is terminated without cause or resigns for good reason (each as defined in the 2016 and 2025 Plans or Executive Severance Plan) within twelve months following a qualified change in control of the Company. Outstanding equity awards held by non-employee directors generally vest immediately upon a qualified change in control, excluding events such as an initial public offering or other bona fide financing transactions. The closing of the de-SPAC Transaction in August 2025 described in Note 1 did not constitute a qualified change in control event under these definitions.

The weighted-average grant-date fair value of common stock options granted during the nine months ended September 30, 2026 was $6.45 per share. The weighted-average grant-date fair value of common stock options vested and forfeited during the nine months ended September 30, 2026 was $4.78 and $6.49 per share, respectively. As of September 30, 2026, there was $49.4 million of unrecognized stock-based compensation related to unvested common stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term, years	5.50 - 6.08	5.66 - 6.08
Expected volatility	70.3% - 74.0%	71.3% - 74.1%
Expected dividends	—	—
Risk-free interest rate	3.8% - 4.7%	3.8%

Extension of Exercise Period

In April 2026, the Company extended the post-termination exercise period of certain vested stock option awards held by former executives. The Company accounted for the extension as a modification of existing awards under ASC Topic 718 and determined the incremental fair value associated with the modification using a Black-Scholes option pricing model as of the modification date. The Company recognized incremental stock-based compensation expense of $2.0 million during the nine months ended September 30, 2026.

Restricted Stock Units

Activity under the 2025 Plan with respect to the Company’s RSUs during the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	484,126	9.07
Vested and released	(42,381)	10.13
Forfeited and cancelled	(79,913)	10.19
Unvested and expected to vest at September 30, 2026	361,832	$8.70

As of September 30, 2026, there was $2.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.7 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive:

	As of September 30,
	2026	2025
Common stock options issued and outstanding	12,222,399	8,228,828
Unvested RSUs of common stock	361,832	—
Total	12,584,231	8,228,828

12. Related Party Transactions

Transition Services Agreement with Related Party

In April 2024, Legacy BBOT entered into a transition services agreement with BridgeBio Pharma (as amended, the “BridgeBio TSA”), under which BridgeBio Pharma provides certain consulting services to the Company.

During the three and nine months ended September 30, 2026, the Company recognized nil and $0.4 million, in research and development expenses, and nil and $0.1 million in general and administrative expenses, respectively, for services provided by BridgeBio Pharma under the transition services agreement and related amendments.

During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.6 million, respectively, in research and development expenses, and $7.9 million and $8.3 million, respectively, in general and administrative expenses for the services provided by BridgeBio Pharma under the transition services agreement and related amendments. The amounts included in general and administrative expenses for the three and nine months ended September 30, 2025 include the fair value of the common stock issued to BridgeBio Pharma of $7.8 million discussed below.

No related party income from transition services agreements was recognized during the three and nine months ended September 30, 2026 or 2025.

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

Collaborative Arrangement with Related Party

In July 2025, the Company executed a research and collaboration agreement (“RCA”) with a related party (“RCA Party”) to grant a license over its intellectual property with respect to the new indication being developed by the RCA Party (“RCA License”) and perform certain research and development activities (“RCA Service”) intended to achieve an acceptance of an investigational new drug application that will be owned and further developed by the RCA Party. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.8 million, respectively, in connection with the RCA, which is included as a reduction to research and development expenses in the condensed consolidated statement of operations. For both the three and nine months ended September 30, 2025, the Company recognized $0.2 million as a reduction to research and development expenses in the condensed consolidated statement of operations in connection with the RCA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations of BridgeBio Oncology Therapeutics, Inc. (“BBOT” “we” “our” or “us”) should be read together with the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

Since our inception, we devoted substantially all of our resources to raising capital, conducting discovery and research activities, and establishing arrangements with third parties. We are currently developing three lead product candidates:

•
BBO-8520 is an orally bioavailable small molecule direct inhibitor targeting both the ON and OFF states of KRASG12C. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to BBO-8520 for the treatment of adult patients with previously treated, KRASG12C -mutated metastatic non-small cell lung cancer (“NSCLC”). We are currently enrolling the Phase 1 ONKORAS-101 trial (NCT06343402) for patients with KRASG12C mutant NSCLC. ONKORAS-101 is an open-label, multi-center Phase 1a/1b study designed to evaluate the safety, tolerability, preliminary antitumor activity, and pharmacokinetics of BBO-8520 as a single agent and in combination with pembrolizumab in patients with KRASG12C mutant NSCLC. On January 7, 2026, we announced new clinical data from the ongoing Phase 1 trial. On September 8, 2026, we announced new clinical data for KRASG12C inhibitor BBO-8520 and the strategic prioritization of BBO-8520 in combination with checkpoint inhibitor in 2L+ KRASG12C inhibitor-experienced NSCLC patients. BBO-8520 in combination with pembrolizumab, at active dose levels, demonstrated promising efficacy data and a distinct safety profile, including a potentially differentiated liver toxicity profile. The expanded BBO-8520 plus pembrolizumab dataset in 2L+ KRASG12C inhibitor-experienced NSCLC is expected in mid-2027.
•
BBO-11818 is an orally bioavailable small molecule Pan-KRAS inhibitor that targets mutant KRAS in both the ON and OFF states. We are currently enrolling the Phase 1 KONQUER-101 (NCT06917079) trial for patients with locally advanced or metastatic KRAS mutant solid tumors. On April 20, 2026, we announced that BBOT was granted U.S. FDA Fast Track designation for BBO-11818 for the treatment of adult patients with advanced KRAS-mutant pancreatic ductal adenocarcinoma (“PDAC”). On September 8, 2026, we announced the strategic prioritization of BBO-11818 and BBO-10203 combinations in KRAS-mutant cancers. The BBO-11818 and BBO-10203 monotherapy data update is expected in the fourth quarter of 2026. Additionally, data from BBO-11818 and BBO-10203 internal and standard-of-care combination cohorts in colorectal cancer (“CRC”) and PDAC is expected in mid-2027.
•
BBO-10203 is an orally bioavailable small molecule with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Kα, inhibiting RAS-driven PI3Kα-AKT signaling in tumors. We are currently enrolling the Phase 1 BREAKER-101 trial (NCT06625775) for patients with KRAS mutant CRC and PDAC. On September 8, 2026, we announced the strategic prioritization of BBO-11818 and BBO-10203 combinations in KRAS-mutant cancers. The BBO-11818 and BBO-10203 monotherapy data update is expected in the fourth quarter of 2026.

We have no product candidates approved for sale and have not generated any revenue related to our product candidates.

Since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2026, we incurred a net loss of $34.2 million and $132.7 million, respectively, and had an accumulated deficit of $489.3 million as of September 30, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the development and eventual commercialization efforts related to our product candidates.

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
•
Experience any delays, challenges, or other issues associated with the nonclinical and clinical development of our product candidates, including with respect to our regulatory strategies;
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

Any changes in the outcomes of these variables could significantly affect the costs and timing associated with the development of our product candidates. For example, if the FDA or another comparable regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required to complete clinical development and obtain regulatory approval of one or more product candidates, or if we experience significant delays in our nonclinical studies or clinical trials, we would be required to expend significant additional financial resources and time to advance and complete clinical development. We may never obtain regulatory approval for any of our product candidates.

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

The de-SPAC Transaction was accounted for as a reverse recapitalization effective upon the Closing. Under this method of accounting, Helix was treated as the acquired company for accounting purposes, and Legacy BBOT was the deemed acquirer for accounting purposes. The financial statements of BBOT for periods prior to the Closing include the financial information of Legacy BBOT.

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

Emerging Growth Company Status

As an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are eligible for certain regulatory relief, including reduced disclosure obligations and extended transition periods for adopting new or revised accounting standards. Our EGC status commenced upon the completion of Helix’s initial public offering in February 2024 and is expected to continue for up to five years from this date through December 31, 2029, unless certain disqualifying events occur earlier, such as achieving large accelerated filer status.

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
•
Expenses incurred in connection with the nonclinical and clinical development of our product candidates, including under agreements with contract research organizations (“CROs”);
•
The cost of consultants and contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our nonclinical studies and clinical trials;
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

Our direct research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our nonclinical and clinical development activities.

We are heavily dependent on the success of our product candidates, which are in early stages of development, and require a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and nonclinical development activities in the near term and in future reporting periods, as we conduct additional clinical trials for our product candidates. We currently track research and development expenses based on expense nature.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	Change, %
Operating expenses:
Research and development	$29,593	$35,052	$(5,459)	(16)%
General and administrative	7,895	14,129	(6,234)	(44)%
Total operating expenses	37,488	49,181	(11,693)	(24)%
Loss from operations	(37,488)	(49,181)	11,693	(24)%
Other income, net:
Interest income	3,262	3,444	(182)	(5)%
Income from transition services agreements	87	1,010	(923)	(91)%
Other expense	(37)	(30)	(7)	23%
Total other income, net	3,312	4,424	(1,112)	(25)%
Net loss	$(34,176)	$(44,757)	$10,581	(24)%

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Research and development trials and consumables expenses	$20,139	$26,724	$(6,585)
Payroll and personnel expenses	7,721	6,730	991
Facilities and other expenses	1,733	1,598	135
Total research and development	$29,593	$35,052	$(5,459)

Research and development expenses decreased by $5.5 million or 16%, from $35.1 million for the three months ended September 30, 2025, to $29.6 million for the three months ended September 30, 2026. The changes in research and development expenses include the following key drivers:

•
a $6.6 million decrease in research and development trials and consumables expenses pertaining to the strategic prioritization of our projects, and
•
a $1.0 million increase in our payroll and personnel expenses primarily due to increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million or 44%, from $14.1 million for the three months ended September 30, 2025, to $7.9 million for the three months ended September 30, 2026. The changes in our general and administrative expenses were driven by the following key drivers:

•
a $7.9 million decrease in payroll and personnel-related expenses primarily driven by a $7.8 million charge recognized in the third quarter of 2025 related to common stock issued to BridgeBio Pharma, and
•
a $1.7 million increase in legal and other business expenses.

Interest Income

Interest income decreased by $0.2 million, from $3.4 million for the three months ended September 30, 2025, to $3.3 million for the three months ended September 30, 2026. Interest income was lower during the third quarter of 2026 due to less cash, cash equivalents, and marketable securities compared to the third quarter of 2025 as the de-SPAC Transaction and PIPE Financing had completed in August 2025.

Income from Transition Services Agreements

Other income of $0.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, was related to a transition services agreement with an unrelated party.

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	Change, %
Operating expenses:
Research and development	$118,620	$83,125	$35,495	43%
General and administrative	25,234	19,286	5,948	31%
Total operating expenses	143,854	102,411	41,443	40%
Loss from operations	(143,854)	(102,411)	(41,443)	40%
Other income, net:
Interest income	10,757	6,919	3,838	55%
Income from transition services agreements	506	1,010	(504)	(50)%
Change in fair value of participation right liability	—	(725)	725	(100)%
Other expense	(145)	(40)	(105)	*
Total other income, net	11,118	7,164	3,954	55%
Net loss	$(132,736)	$(95,247)	$(37,489)	39%

* Percentage is not meaningful

Research and Development Expenses

Research and development expenses consisted of the following components for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Research and development trials and consumables expenses	$86,515	$60,010	$26,505
Payroll and personnel expenses	26,810	18,280	8,530
Facilities and other expenses	5,295	4,835	460
Total research and development	$118,620	$83,125	$35,495

Research and development expenses increased by $35.5 million or 43%, from $83.1 million for the nine months ended September 30, 2025, to $118.6 million for the nine months ended September 30, 2026. The changes in research and development expenses include the following key drivers:

•
a $26.5 million increase in research and development trials and consumables expenses pertaining to increases in clinical trial expenses and manufacturing expenses for BBO-8520, BBO-10203 and BBO-11818, and
•
an $8.5 million increase in our payroll and personnel expenses primarily due to increased headcount and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $5.9 million or 31%, from $19.3 million for the nine months ended September 30, 2025, to $25.2 million for the nine months ended September 30, 2026. The changes in our general and administrative expenses were driven by the following key drivers:

•
a $3.9 million increase in legal, facilities and other business expenses due to the growth and establishment of our operations as a public company as well as the filing of our shelf registration statement and establishment of our ATM offering program, and
•
a $2.0 million increase in payroll and personnel-related expenses due to increased headcount in 2026 as a result of our standalone operations after the de-SPAC Transaction and stock-based compensation expense recorded as a result of certain modified equity awards and accrued severance costs for former executives during the second quarter of 2026. The increase in payroll and personnel-related expenses costs in 2026 was offset by the $7.8 million charge recognized in the third quarter of 2025 related to common stock issued to BridgeBio Pharma.

Interest Income

Interest income increased by $3.8 million, from $6.9 million for the nine months ended September 30, 2025, to $10.8 million for the nine months ended September 30, 2026. Interest income was higher during the nine months ended September 2026 due to interest earnings on our cash, cash equivalents, and marketable securities portfolio which includes the proceeds from the de-SPAC Transaction and PIPE Financing completed in August 2025 for the full nine month period in 2026.

Income from Transition Services Agreements

Other income of $0.5 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, was related to a transition services agreement with an unrelated party.

Change in Fair Value of Participation Right Liability

No change in fair value of participation right liability was recorded for the nine months ended September 30, 2026 because the participation right was settled in full in April 2025, and there were no subsequent changes in fair value of the associated liability. The change in fair value of participation right liability of $0.7 million for the nine months ended September 30, 2025 represented the increase in the estimated fair value per share of the underlying Legacy BBOT Series B redeemable convertible preferred stock relative to the fixed price per share granted to UCSF in connection with the participation right.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2026, we incurred a net loss of $132.7 million and had an accumulated deficit of $489.3 million as of September 30, 2026. For the year ended December 31, 2025, we incurred a net loss of $134.0 million.

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

In August 2025, upon closing of the de-SPAC Transaction, we received $373.5 million from Helix, which included the proceeds from the PIPE Financing, the unredeemed cash held by Helix, and reflected payment of Helix’s transaction costs. The proceeds from the PIPE Financing and reverse recapitalization are expected to advance our project pipeline and will be used for research and development, business development, working capital, and other general corporate purposes.

In September 2026, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-298697) (the “2026 Shelf”) which was declared effective by the SEC on September 10, 2026. The registration statement included a base prospectus covering the offering and sale of our common stock, preferred stock, debt securities, warrants and units or any combination thereof, in an aggregate amount of up to $500.0 million. We also concurrently entered into a Sales Agreement (the “2026 ATM Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (collectively, the “2026 ATM Sales Agents”) with respect to an “at-the-market” offering program, under which we may sell from time to time at our sole discretion and pursuant to the sales agreement prospectus included in the 2026 Shelf, shares of our common stock having an aggregate offering price of up to $200.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds from sales of our common stock. As of September 30, 2026, we had not sold any shares pursuant to the 2026 ATM Agreement.

We estimate that the existing cash, cash equivalents, and marketable securities of $315.3 million as of September 30, 2026 will be sufficient to meet our cash requirements for at least twelve months from the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2026 included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change due to many factors currently unknown to management. We could exhaust our available capital resources sooner than management expects.

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

Cash Flows

Overview of Cash Flows

We have historically financed our operations primarily through the sale of equity securities. The de-SPAC Transaction executed in August 2025 represents a major financing event for our business generating cash inflows from the reverse recapitalization and the associated PIPE Financing. We utilized the proceeds from these financing transactions to finance our operations during the nine months ended September 30, 2026 and anticipate to continue doing so in the future to facilitate the development of our product candidates.

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

Cash Flow Comparison for the nine months ended September 30, 2026 and 2025

The following table summarizes our cash flows during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(108,643)	$(71,660)	$(36,983)
Net cash (used in) provided by investing activities	(189,339)	65,562	(254,901)
Net cash provided by financing activities	774	383,988	(383,214)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(297,208)	$377,890	$(675,098)

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $108.6 million. This amount consisted of our net loss of $132.7 million, adjusted for a change in net operating assets and liabilities of $7.2 million, and further offset by non-cash charges of $16.9 million. Our non-cash adjustments primarily consisted of $15.8 million in stock-based compensation, $0.2 million in depreciation, $0.3 million in amortization of right-of-use assets, and $0.5 million in net amortization (accretion) of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to increases in our liabilities, including $6.7 million in accrued research and development liabilities, $8.9 million in accounts payable, $1.1 million in accrued professional services, and $0.1 million in other accrued liabilities. These changes were partially offset by increases in assets of $7.8 million in prepaid expenses and other current assets and $0.9 million in other non-current assets, as well as decreases in liabilities of $0.5 million in accrued compensation and benefits, $0.4 million in operating lease liabilities, and $0.1 million in net balance due to and from related parties.

Net cash used in operating activities for the nine months ended September 30, 2025 was $71.7 million. This amount consisted of our net loss of $95.2 million, adjusted for a change in net operating assets and liabilities of $12.9 million, and further offset by non-cash charges of $10.7 million. Our non-cash adjustments primarily consisted of $7.8 million charge representing the fair value of shares issuable to BridgeBio Pharma, $2.9 million in stock-based compensation, $0.7 million for losses from changes in the fair value of the participation right liability, partially offset by $1.2 million in net accretion of premiums on marketable securities. The net change in operating assets and liabilities was primarily due to an increase in our liabilities, including $15.8 million increase in accrued research and development liabilities, $0.7 million increase in accrued compensation and benefits, $0.6 million increase in accounts payable, and $0.5 million increase in accrued professional services. These changes were partially offset by an increase of $4.4 million in prepaid expenses and an increase of $0.4 million in other non-current assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $189.3 million, which consisted of $146.9 million in cash inflows from maturities and sales of marketable securities, offset by cash outflows of $336.1 million from purchases of marketable securities and $0.1 million in purchases of property and equipment. The proceeds from the de-SPAC Transaction were primarily invested in cash equivalents and short-term marketable securities as of December 31, 2025, but were reallocated to investments in short and long-term marketable securities as of September 30, 2026. This resulted in significant cash flows from investing activities for the nine months ended September 30, 2026 as a result of purchases of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $65.6 million, which consisted of $129.0 million in cash inflows from maturities of marketable securities, offset by $62.9 million in cash outflows from purchases of marketable securities and $0.5 million in purchases of property and equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2026 included $0.9 million in proceeds from option exercises, offset by $0.1 million in payments of deferred transaction costs and RSU share repurchase cost to satisfy tax withholding.

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

•
The successful achievement of nonclinical, clinical and regulatory milestones;
•
Continuing our research and drug discovery and development efforts;
•
Conducting nonclinical studies and clinical trials for our current product candidates and additional product candidates;
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
•
Hiring additional personnel to support our product candidate development efforts to obtain regulatory approval and securing additional facilities for operations; and
•
Continuing to operate as a public company following the de-SPAC Transaction.

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

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, we entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, we entered into a license agreement (“Initial Leidos License”), under which we were granted certain worldwide exclusive licenses to use the licensed compounds related to its drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. We subsequently entered into three additional license agreements with Leidos (“Additional Leidos Licenses”), including two related to KRASG12C inhibitor and PI3Kα breaker compounds that were executed in August 2022, and one related to the Pan-KRAS inhibitor executed in December 2023. The Leidos CRADA, the Initial Leidos License, and the Additional Leidos Licenses are referred to as the “Leidos Agreements.” In December 2025, we executed an amendment to extend the expiration date of the Leidos CRADA by nine months to September 2026. In December 2025, the Leidos Agreements were amended to introduce an additional $1.5 million in contribution funding payments. In September 2026, we executed the tenth amendment to the Leidos CRADA, with an effective date of August 12, 2026 to extend the expiration date to March 2027 and provide an additional $1.0 million in funding contribution payments, of which $0.5 million was paid in September 2026 upon execution of the amendment. As of September 30, 2026, payments made under the Leidos CRADA exceeded the related research and development expense recognized, resulting in a prepaid balance of $0.4 million, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Under the Additional Leidos Licenses, we incurred initial upfront fees of $1.8 million and we are required to pay Leidos certain annual license maintenance fees and royalties on net sales for such licensed compounds. As of September 30, 2026, we are obligated to make contingent milestone payments totaling up to $25.9 million upon the achievement of certain clinical and regulatory milestones.

As of September 30, 2026 and December 31, 2025, we recorded a $0.5 million liability for milestones that had been achieved but remained unpaid, which was included in accrued research and development liabilities in the condensed consolidated balance sheets. In connection with our arrangements with Leidos, we recognized research and development expenses of $0.6 million and nil for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Lawrence Livermore National Security License and Cooperative Research and Development Agreements

In May 2018, we entered into a cooperative research and development agreement (“LLNS CRADA”) with Lawrence Livermore National Security, LLC (“LLNS”) to bring new knowledge and therapeutic possibilities to KRAS drug discovery utilizing LLNS’ high-performance computing machines. We executed five subsequent amendments to the LLNS CRADA between December 2019 and November 2025 to clarify the scope and provide for term extensions. In July 2022, BBOT entered into an exclusive patent license agreement for KRASG12C inhibitors and an exclusive patent license agreement for PI3Kα breaker compounds. In December 2024, BBOT entered into an exclusive license agreement with LLNS for research and development of Pan-KRAS inhibitor for oncology indications. In July 2025, we entered into an exclusive license agreement with LLNS for research and development of Pan-KRAS inhibitor for non-oncology indications. These four agreements are collectively referred to as the LLNS Agreements. In November 2025, we executed three separate amendments to the agreements for Pan-KRAS inhibitors, PI3Kα breakers, and KRASG12C inhibitors. These amendments were made to include new patent applications within the scope of patent rights. In November 2025, we executed an amendment to extend the LLNS CRADA expiration date by six months to June 2026. In January 2026, we executed an amendment with LLNS to extend the CRADA expiration date another twelve months until June 2027 and included additional estimated funding contributions of $5.0 million to be paid by us over the remaining term. As of September 30, 2026, payments made under the LLNS CRADA exceeded the related research and development expense recognized, resulting in a prepaid balance of $0.4 million, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Upon execution of the LLNS Agreements, we paid an initial upfront cash fee of $0.2 million. In addition, under the terms of the LLNS Agreements, we are required to pay LLNS certain annual license maintenance fees and royalties to LLNS on net sales for such licensed compounds. As of September 30, 2026, we are required to make contingent milestone payments totaling up to $21.8 million upon the achievement of certain clinical, regulatory, and sales milestones.

As of September 30, 2026, no milestones had been achieved but not paid and therefore no liabilities associated with LLNS were recorded as of September 30, 2026 or December 31, 2025 on the condensed consolidated balance sheets. In connection with our arrangements with LLNS, we recognized research and development expenses of $0.1 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we did not have any off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies” to our condensed consolidated financial statements, which are included in this Quarterly Report, for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information under this item.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2016, we entered into the UCSF License Agreement with The Regents of the University of California, San Francisco for an exclusive license to certain compounds. Although the UCSF License Agreement was terminated in June 2021, certain of its terms survived, including one calling for a payment that would become due to UCSF upon the occurrence of a change of control or an initial public offering, as those events are contractually defined in the UCSF License Agreement (the “Indexed Milestone Payment”). Since April 2025, we have received periodic communications from UCSF stating that, in the future, the Indexed Milestone Payment in an amount less than $5.0 million is or will become due on an unspecified date following the Closing Date of the Business Combination Agreement. We disagree with UCSF’s interpretation of the terminated UCSF License Agreement and believe that no such payment is due now or will be due in the future.

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
•
Our nonclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
•
Any delays in the commencement or completion, or any termination or suspension, of our current, planned or future clinical trials could result in increased costs, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
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
•
We currently rely on third parties to supply and manufacture nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product, which increases the risk that we will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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
•
We rely on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of securities. Our net losses were $132.7 million and $95.2 million for the nine months ended September 30, 2026 and 2025, respectively, and $134.0 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $489.3 million. We have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of nonclinical and clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from our discovery program
•
maintaining current and establishing new relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of BBO-8520, BBO-10203, BBO-11818 and any future product candidates from our current or future discovery programs;

•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development and for any third-party product candidates for which our product candidates are designed to serve as a second-line therapy in the applicable patient populations;
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

Since inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our ongoing and planned clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We are currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We are also incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

We estimate that our existing cash, cash equivalents, short-term marketable securities, and long-term marketable securities as of the date of this report will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2029.

Advancing the development of BBO-8520, BBO-10203 and BBO-11818 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than currently expected. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than currently anticipated, and we may need to seek additional funds.

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

•
successful and timely completion of nonclinical studies;
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

•
the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•
in the case of BBO-8520 as a potential second-line therapy for NSCLC patients whose disease progresses following treatment with a KRASG12C inhibitor, the timely receipt by third parties of marketing approvals from applicable regulatory authorities for, and the successful commercialization of, KRASG12C inhibitors that are currently in Phase 3 development;
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

We do not have complete control over many of these factors, including certain aspects of nonclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our lead programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

Our nonclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the ultimate outcome is uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, there is a high risk of failure, and we may never succeed in developing marketable products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•
failure of our product candidates in nonclinical studies or clinical trials to demonstrate safety and efficacy;
•
receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials or generate additional data beyond that which we expected to generate;
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

The discovery and development of precision oncology therapeutics for patients with RAS-dependent cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are evolving. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our nonclinical work and clinical trials to date, that our product candidates can inhibit RAS, clinical results may not confirm this hypothesis or may only confirm it for certain tumor types. The patient populations for our product candidates are limited to those with KRAS and PI3Kα mutations and HER2 amplification and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these targeted patients. Successful identification of patients is dependent on several factors, including evaluation of patient biopsies and blood samples, which may require the use of companion diagnostic tests. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. In addition, the successful development and regulatory approval of BBO-8520 as a potential second-line therapy for NSCLC patients who have previously been treated with a KRASG12C inhibitor is contingent on the regulatory approval and successful commercialization of KRASG12C inhibitors that are presently in Phase 3 development by third parties, over which we have no control. We do not know if our approach of focusing on treating patients with RAS-dependent cancers will be successful, and if our approach is unsuccessful, our business will suffer.

Any delays in the commencement or completion, or any termination or suspension, of our current, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of any product candidate in any indication, we must submit the results of nonclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional nonclinical studies for any product candidate before they allow us to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of our nonclinical development programs.

Before obtaining marketing approval from the FDA of BBO-8520, BBO-10203, BBO-11818 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on nonclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are currently conducting Phase 1 clinical trials of BBO-8520, BBO-10203 and BBO-11818. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in the target population before we can seek marketing approvals for their commercial sale. Nonclinical and clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes; there is a high risk of failure and we may never succeed in developing marketable products.

The results of nonclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal or other nonclinical studies may not accurately predict the results of other animal or nonclinical studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal and other nonclinical studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of our product candidates compared to other approved products and product candidates or molecules in development are based on observations from the nonclinical studies and early clinical trials that we have completed, and results from such nonclinical studies and early clinical trials are not necessarily predictive of the results of later nonclinical studies or clinical trials.

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products. The development of our product candidates and our stock price may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of nonclinical studies or clinical trials of our competitors or other companies in the biopharmaceutical industry, in addition to our own nonclinical studies and clinical trials.

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

Any nonclinical studies or clinical trials that we conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future nonclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize BBO-8520, BBO-10203 and BBO-11818 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from nonclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other research candidates that we may develop will depend on many factors, including the following:

•
generating sufficient data to support the initiation or continuation of nonclinical studies and clinical trials;
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

Even if we successfully advance any research candidates into nonclinical and clinical development, their success will be subject to all of the nonclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our approach to build a pipeline of product candidates with commercial value.

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of BBO-8520, BBO-10203 and BBO-11818, such product candidates and any other product candidates we may develop may not be determined to be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, the potential product candidates that we have identified or may identify in the future may not generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. Additionally, the successful development and commercialization of some of our product candidates are dependent on the receipt of marketing approvals for product candidates that are currently in clinical development by third parties, over which we have no control. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Leadership changes at the FDA in the current presidential administration may compound the uncertainty associated with obtaining regulatory approval. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical or other data. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, we may be required to conduct additional studies to or obtain, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

If our product candidates are associated with undesirable adverse events or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. There have been, and it is likely that there will be additional, adverse events associated with the use of our product candidates as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If significant adverse events are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to our tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.

Interim, preliminary and topline data from our nonclinical studies and clinical trials that we announce or publishes from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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
•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have a biomarker-driven patient eligibility criteria;
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

We are currently focusing our resources and efforts on our lead product candidates, BBO-8520, a KRAS inhibitor for KRASG12C NSCLC; BBO-10203, a PI3Kα:RAS breaker for PIK3CAmut BC, HER2amp BC, KRASmut NSCLC, KRASmut PDAC, and KRASmut CRC; and BBO-11818, a Pan-KRAS inhibitor for KRASG12X NSCLC, KRASG12X PDAC, and KRASG12X CRC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for BBO-8520, BBO-10203 and BBO-11818 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for BBO-8520, BBO-10203 and BBO-11818 or any future product candidates identified through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, given the similar approaches being utilized by our lead product candidates, negative developments for one candidate in the pipeline may have negative implications for other candidates in the pipeline.

We currently rely on third parties to supply and manufacture nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product, which increases the risk that we will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of nonclinical, clinical or commercial supplies of the product candidates that we are developing or evaluating in our drug development programs. We have limited personnel with experience in drug manufacturing and lacks the resources and the capabilities to manufacture any of our product candidates on a nonclinical, clinical or commercial scale. We rely on third parties for supply of our nonclinical and clinical drug supplies (including key active pharmaceutical ingredients, or API, drug product, and starting and intermediate materials), and our strategy is to outsource to third parties all manufacturing of our product candidates and products from nonclinical development through clinical trials and commercialization, if any product candidates are approved.

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

Reliance on third-party manufacturers for nonclinical, clinical and commercial supplies entails risks, including:

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

We are also unable to predict how changing regulatory requirements, global economic conditions or ongoing geopolitical conflicts, trade policy, and related global economic sanctions, or potential global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For example, the United States government has proposed and, in certain cases, enacted legislation and policies intended to restrict or prohibit the use of biotechnology services or products provided by certain foreign entities that are owned by, controlled by, or associated with the government of China or other foreign adversaries. Such measures include the "BIOSECURE Act", which was enacted on December 18, 2025, as well as related executive branch actions, which are intended to limit U.S. government funding or support for biotechnology activities involving specified foreign entities and to reduce perceived national security risks associated with reliance on such entities. Some of our sole source suppliers are companies in China, including some named in these bills, and it is possible some of our contractual counterparties could be impacted by the legislation described above. If applied to our third-party vendors, these laws or policies could restrict our ability, or the ability of our collaborators, contract research organizations, manufacturers, or other third-party vendors, to engage or continue to engage certain Chinese or Chinese-affiliated service providers, even where such providers are currently permitted to operate under applicable law. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. In addition, alternative vendors may be more expensive, may have longer lead times, or may lack the same technical capabilities or capacity, which could increase our costs or delay our development timelines.

If the third parties that we engage to supply any materials or manufacture product for our nonclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology product candidates. These companies also have significantly greater research and marketing capabilities than us and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

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
•
unfavorable publicity relating to our product candidates or similar approved products or product candidates of third parties; and
•
the approval of other new therapies for the same indications.

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

In most instances, we plan to initially seek approval of BBO-8520, BBO-10203 and BBO-11818 and any other future product candidates for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line therapy. There is no guarantee that our product candidates, even if approved for previously treated patients, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk. Additionally, we are currently developing BBO-8520 as a potential second-line therapy in NSCLC patients who have previously been treated with a KRASG12C inhibitor, and if KRASG12C inhibitors that are presently in Phase 3 development by third parties do not receive marketing approval or otherwise do not become commercially available, we will not be able to obtain regulatory approval for or successfully commercialize BBO-8520 in this target patient population.

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

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

We plan to develop certain of our current product candidates in combination with one or more currently approved cancer therapies or therapies in development and may pursue a similar strategy for future product candidates. For example, the ongoing Phase 1 trial of BBO-8520 is evaluating BBO-8520 both as a monotherapy and in combination with pembrolizumab. On January 7, 2026, we reported positive preliminary safety and antitumor data across our three orally bioavailable, differentiated small molecule RAS and PI3Kα programs. The data updates included BBO-8520, a direct inhibitor targeting both the ON and OFF states of KRASG12C; BBO-11818, a Pan-KRAS inhibitor targeting mutant KRAS in both the ON and OFF states, and BBO-10203, a RAS-PI3Kα breaker with a novel mechanism of action designed to inhibit the physical interaction between RAS and PI3Kα. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We are also evaluating and may in the future evaluate our product candidates in combination with, or as second-line therapies to, one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. For example, none of our product candidates have obtained approval for marketing from any regulatory authority, and we plan to evaluate certain of our product candidates in combination with each other. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. In addition, we are currently developing certain of our product candidates as potential second-line therapies to product candidates currently in clinical development by third parties, and if such third-party product candidates fail to receive regulatory approval or achieve commercial success, we will not be able to obtain regulatory approval for our product candidates in the applicable target patient populations and may need to alter our clinical development strategies.

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

We have conducted and intends to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. The FDA has signaled that foreign GCP inspections will be increasing alongside greater transparency of GCP inspection outcomes.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the marketing of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must obtain pricing and/or reimbursement determinations before it can achieve broad commercial access. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Further, we could face increased regulatory burden with respect to obtaining marketing authorization in the United Kingdom (“U.K.”) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the U.K. is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in the U.K., however, new legislation such as the EU Clinical Trials Regulation is not applicable in the U.K. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), is the UK's standalone medicines and medical devices regulator. Since January 1, 2025, under the Windsor Framework, the MHRA regulates medicines through UK-wide marketing authorizations, including for Northern Ireland. As a result, we will be required to obtain separate authorizations in order to market our product candidates in the U.K. and EU.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review and reform process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for the revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The revised legislation must still be formally adopted into EU law, and is not expected to become applicable before 2028. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (“PMA”), simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of nonclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/ specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from nonclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experiences delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed, and may continue to develop, new payment and delivery models, including international reference-pricing initiatives such as GLOBE, GUARD, and GENEROUS, bundled payment models, or other drug pricing reforms. The current administration has imposed significant tariffs on certain imported patented pharmaceutical products and associated ingredients, effective beginning in July 2026, subject to exceptions and reduced rates for products of manufacturers that enter into qualifying pricing and onshoring arrangements with the administration, including most-favored-nation pricing arrangements intended to align U.S. drug prices with prices paid in other developed countries. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress may continue to consider new legislative measures intended to control drug costs.

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

These laws and other healthcare reform measures may result in additional reductions in Medicare and other healthcare funding and otherwise affect the reimbursement we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. We expect that the Patient Protection and Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in coverage and payments from private payors. Accordingly, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state and federal laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Refer to “Other U.S. Regulatory Matters” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference, for more information on these state and federal laws.

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

Under the current U.S. presidential administration, there continues to be substantial uncertainty as to whether and how the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current administration or otherwise, there could be a material adverse effect on us and our business.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, markets, sells and distributes any products for which we obtain marketing approval. These include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act ("FCA").
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
•
HIPAA imposes criminal and civil liability for, among other things, executing, or attempting to execute, a scheme or making materially false statements in connection with the delivery of or payment for health care benefits regardless of the payor (e.g., public or private), items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in fraud, misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to the FDA, EMA or comparable foreign regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and engage contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. In April 2026, we announced certain changes to our management team, including the departures of our former President and Chief Executed Officer and our former Chief Financial Officer, and the appointments of Pedro J. Beltran as our President and Chief Executive Officer, Idan Elmelech as our Chief Operating Officer and principal financial officer, Marc Cobo as our principal accounting officer, and Neil Kumar as the Executive Chairman of our board of directors. Additionally, in November 2026, we announced the resignation of our Chief Medical and Development Officer, which will become effective in January 2027.

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

Additionally, we rely on our clinical advisory board and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. Most of these advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with us. In particular, if we are unable to maintain consulting or employment relationships with other scientific and clinical advisors, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed. For example, if we are no longer able to access our network of physician-scientists, our ability to define and characterize patients’ needs for future product candidate development may be negatively affected.

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
•
managing our internal development efforts effectively, including the nonclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for BBO-8520, BBO-10203 and BBO-11818 and our discovery programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our nonclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

As of September 30, 2026, we had 84 full-time employees, upon whom we rely for various administrative, research and development, and other services. The small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

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

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our business processes to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The development of artificial intelligence models requires resources for design, development, testing and maintenance. If we enable or use models that contain actual or perceived biases, or otherwise draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

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

Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

We have never commercialized a product and currently do not have and have never had a significant marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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
•
foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
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
•
we or our licensors or collaborators, might not have been the first to file patent applications covering certain of our inventions;
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

We or our future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in our owned or future in-licensed patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, we or our future licensors may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of such third parties, or that they have wrongfully used or disclosed alleged trade secrets of their current or former employers, or that we have misappropriated their intellectual property, or that they own what we regard as our own intellectual property.

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

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition or cancellation proceedings. This can be time-consuming and expensive, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may determine another trademark is not infringing our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to our Dependence on Third Parties

We rely on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners (collectively, partners) to conduct and support our nonclinical studies and clinical trials under agreements with us and plans to continue to do so for future nonclinical studies and clinical trials. These third parties have had and will continue to have a significant role in the conduct of our nonclinical studies and clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include, among others: (i) clinical conduct support from CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our nonclinical studies or clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities reduces our control over these activities. As a result, we have less direct control over the conduct, timing and completion of nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products either at a third party’s facility or in any of our facilities, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and business.

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

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of nonclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

We have qualified second-source suppliers for certain of our API, drug product, and starting materials, with manufacturing having commenced in 2026. In addition, we maintain safety stock of certain materials intended to mitigate the impact of short-term supply disruptions. We are continuing to assess our supply chain and may seek to qualify additional second sources in the coming years. Although we believe such second-source supply or other alternative second-source supplies could be made available to us on the timelines necessary to operate in accordance with our current business plans, if any of our current or planned third-party suppliers or manufacturers ceases operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet our needs, it could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and starting materials prior to or after submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for our products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for our products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

The market price of our common stock has been and may continue to be volatile, and investors could lose all or part of their investment.

The trading price of our common stock has been and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. This risk is especially relevant given our recent stock price volatility following the announcement of our June 2026 BBO-8520 data and strategic prioritization of certain combinations for our product candidates.

Broad market and industry factors may also negatively affect the market price of our common stock, regardless of its actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include, without limitation:

•
the timing and results of INDs, nonclinical studies and clinical trials of our product candidates or those of our competitors;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;
•
actual or anticipated changes in our business prospects relative to our competitors;
•
regulatory or legal developments in the U.S. and other countries, including countries in which we conduct or plan to conduct nonclinical studies or clinical trials;
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
•
announcement or expectation of operational or strategic changes, including strategic prioritization of our product candidates, or additional financing efforts;
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
•
the timing and outcomes of nonclinical studies and clinical trials for BBO-8520, BBO-10203 and BBO-11818 and any product candidates from our discovery programs, or competing product candidates;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. In particular, pursuant to a shelf registration statement on Form S-3 (File No. 333-298697) (the “2026 Shelf”), we have registered the offering and sale of our common stock, preferred stock, debt securities, warrants and units or any combination thereof, in an aggregate amount of up to $500.0 million, which includes shares of common stock having an aggregate offering price of up to $200.0 million that we may sell from time to time under an “at-the-market” offering program pursuant to a Sales Agreement, dated September 1, 2026 with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “2026 ATM Agreement”). Sales of our securities pursuant to the 2026 Shelf, including sales of our common stock under the 2026 ATM Agreement, or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Additionally, any incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

We have in the past identified a material weakness in our internal controls over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

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

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of annual or quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access equity or debt capital or commercial lending markets, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Our investors could lose confidence in our reported financial information, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with RAS-dependent cancers may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to. Additionally, if certain product candidates currently under clinical development by third parties do not receive marketing approval or are not successfully commercialized for the applicable patient populations, the market for product candidates that we are presently developing as second-line therapies to these third-party product candidates may not develop or may be smaller than anticipated. We may not be successful in our efforts to identify additional product candidates. Assumptions made by management in connection with the preparation of our condensed consolidated financial statements could adversely affect our reported assets, liabilities or expenses if our estimates of the addressable patient populations and markets are incorrect.

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

General Risk Factors

Anti-takeover provisions in our certificate of incorporation (“Charter”) and bylaws (“Bylaws”) and Delaware law might discourage, delay or prevent a change in control of us or changes in our management and, therefore, depress the market price of common stock.

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
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action; and
•
the authority of our Board to issue preferred stock on terms determined by our board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Our Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

In July 2026, the United States imposed significant tariffs ranging from 10% to 12.5% on virtually all imports to the United States and has also imposed significantly higher rates targeting certain imports in select industries, including certain pharmaceuticals. Imports from China continue to be assessed further elevated tariffs. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and other components used in the development and manufacturing of our product candidates which may be subject to such tariffs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following directors and executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of our securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K), as set forth in the table below.

Name	Position	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities(1)	Description of Trading Arrangement
Pedro J. Beltran, Ph.D.	Chief Executive Officer	Adoption	8/19/2026	Until 10/31/2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 203,904 shares	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to terms of the trading plan
Marc Cobo	Principal Accounting Officer	Adoption	7/24/2026	Until 10/20/2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 610 shares	Sales of shares of the Company’s common stock pursuant to terms of the trading plan

(1) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan and will be net of shares withheld to satisfy tax withholding obligations which is not yet determinable.

Immaterial Correction of Prior Period Financial Statements

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2026, the Company identified errors related to net loss per share and weighted average shares outstanding previously disclosed in each of the Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026. The errors relate to the net loss per share amounts for the quarters ended March 31, 2026 (unaudited) and June 30, 2026 (unaudited), and the six months ended June 30, 2026 (unaudited), due to incorrect inputs, including inappropriate use of shares in thousands as compared to actual shares, for the calculation of net loss per share.

The errors have no impact on the consolidated balance sheet, consolidated statements of operations (excluding the weighted average shares outstanding and net loss per share presentation), comprehensive loss, stockholders' equity, and cash flows. The Company has evaluated the quantitative and qualitative factors for these misstatements and has concluded it was not material, individually or in the aggregate, to the financial statements of prior periods.

The Company will prospectively correct the 2026 errors in the Condensed Consolidated Financial Statements that will be presented in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2027 and June 30, 2027. The following tables reflect the correction on the affected line items in the Company’s previously reported Condensed Consolidated Financial Statements for the periods ended March 31, 2026 and June 30, 2026:

Previously Reported	Three Months Ended March 31, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net loss per share attributable to common stockholders, basic and diluted	$(526.11)	$(705.20)	$(1,230.89)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,032	80,054	80,072

As corrected	Three Months Ended March 31, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.70)	$(1.23)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,031,630	80,111,225	80,072,183

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of February 28, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q filed on May 12, 2026).

2.2

Amendment No. 1 to Business Combination Agreement, by and among Helix Acquisition Corp. II, TheRas, Inc. and Helix II Merger Sub, Inc., dated as of June 17, 2025 (incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-Q filed on May 12, 2026).

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
10.1*†

Cooperative Research and Development Agreement, dated March 3, 2017, between Frederick National Laboratory for Cancer Research (FNLCR) Operated by Leidos Biomedical Research, Inc. and the Registrant, as amended by Amendment No. 1 dated January 19, 2018, as further amended by Amendment No. 2 dated January 2, 2019, as further amended by Amendment No. 3 dated November 14, 2019, as further amended by Amendment No. 4 dated January 13, 2020, as further amended by Amendment No. 5 dated September 22, 2021, as further amended by Amendment No. 6 dated March 27, 2023, as further amended by Amendment No. 7 dated August 20, 2024, as further amended by Amendment No. 8 dated September 2, 2025, as further amended by Amendment No. 9 dated December 3, 2025, as further amended by Amendment No. 10 dated August 12, 2026.

10.2*†	Amendment No. 10 to Transition Services Agreement, by and among TheRas, Inc., BridgeBio Services, Inc., BridgeBio Oncology Therapeutics, Inc. and BridgeBio Pharma LLC as of September 15, 2026.
10.3^*	BridgeBio Oncology Therapeutics, Inc. Executive Severance Plan, as amended by Amendment No. 1 dated September 21, 2026
10.4

Sales Agreement by and among BridgeBio Oncology Therapeutics, Inc., Leerink Partners LLC and Cantor Fitzgerald & Co., dated as of September 1, 2026 (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-298697))

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

* Filed herewith.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission because such information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.

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

BRIDGEBIO ONCOLOGY THERAPEUTICS, INC.

Date: November 10, 2026	By:	/s/ Pedro J. Beltran
Pedro J. Beltran, Ph.D.
Chief Executive Officer

Date: November 10, 2026	By:	/s/ Idan Elmelech
Idan Elmelech
Chief Operating and Principal Financial Officer